Form 10-Q
period 1998-03-31
DTI HOLDINGS INC
filed 1998-05-15
CIK 1058956

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1998

                                       or

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from _________ to__________


                        Commission File Number 333-50049

                               DTI Holdings, Inc.
             (Exact name of registrant as specified in its charter)

               Missouri                               43-1674259
    (State or other jurisdiction of     (I.R.S. Employer Identification Number)
    incorporation or organization)

          11111 Dorsett Road
          St. Louis, Missouri                            63043
(Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code:  (314) 253-6600

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  [_]                     No  [X]

As of May 14, 1998, the following shares of the Registrant's common stock were issued and outstanding:

Common Stock ($.01 par value)                                        30,000,000

                               DTI HOLDINGS, INC.

                                    FORM 10-Q

                                 MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                            Page

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

     Consolidated Balance Sheets at March 31, 1998 (Unaudited) and June 30, 1997
                                                                               1

     Consolidated  Statements of Operations  for the Three and Nine Months Ended
          March 31, 1998 and 1997 (Unaudited)                                  2

     Consolidated  Statement  of  Stockholders'  Equity  (Deficit)  for the Nine
          Months Ended March 31, 1998 (Unaudited)                              3

     Consolidated  Statements  of Cash Flows for the Nine Months Ended March 31,
          1998 and 1997 (Unaudited)                                            4

     Notes to Unaudited Consolidated Financial Statements                    5-7

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                          8-12

Item 3:    Quantitative and Qualitative Disclosures About Market Risk         12


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                  13

Item 2.    Changes in Securities and Use of Proceeds                          13

Item 3.    Defaults Upon Senior Securities                                    14

Item 4.    Submission of Matters to a Vote of Security Holders                14

Item 5.    Other Information                                                  14

Item 6.    Exhibits and Reports on Form 8-K                                   14

                         PART I - FINANCIAL INFORMATION
                 ITEM 1. FINANCIAL STATEMENTSDTI HOLDINGS, INC.
DTI HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 (UNAUDITED) AND JUNE 30, 1997
----------------------------------------------------------------------------------------------------
                                                                   March 31, 1998          June 30,
ASSETS                                                             (Unaudited)                1997

CURRENT ASSETS:
  Cash and cash equivalents                                        $263,231,384        $  4,366,906
  Accounts receivable, less allowance for doubtful accounts
    of $167,000 and $48,000                                             708,477             159,268
  Prepaid and other current assets                                       34,767              23,764
                                                                         ------              ------
          Total current assets                                      263,974,628           4,549,938

NETWORK AND EQUIPMENT - At cost less accumulated
  depreciation of $2,620,640 and $1,235,640                          60,824,950          34,000,634

DEFERRED FINANCING COSTS - Net of amortization of $106,110           10,390,287                 -

DEFERRED TAX ASSET                                                    3,234,331           1,214,331

OTHER ASSETS                                                             43,665              84,233
                                                                         ------              ------

TOTAL                                                              $338,467,861        $ 39,849,136
                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                 $  4,555,642        $  5,086,830
  Deferred revenues - current portion                                   366,000             259,680
  Taxes payable (other than income taxes)                             2,115,358             923,104
                                                                      ---------             -------
          Total current liabilities                                   7,037,000           6,269,614

DEFERRED REVENUES                                                    14,037,528           9,420,224

SENIOR DISCOUNT NOTES - Net                                         268,856,985                 -
                                                                    -----------         -----------
          Total liabilities                                         289,931,513          15,689,838
                                                                    -----------          ----------

 COMMITMENTS AND CONTINGENCIES                                                -                 -

REDEEMABLE CONVERTIBLE SERIES A PREFERRED
  STOCK - Preferred stock, $.01 par value, 30,000 shares
  authorized, -0- and 18,500 shares issued and outstanding                    -          28,889,165

STOCKHOLDERS'EQUITY (DEFICIT):
  Preferred stock, $.01 par value, 20,000 shares authorized,
    no shares issued and outstanding                                          -                 -
  Convertible series A preferred stock, $.01 par value,
    30,000 shares authorized, 30,000 and -0- issued and
     outstanding                                                            300                 -



  Common stock, $.01 par value, 100,000,000 shares authorized,
    30,000,000 shares issued and outstanding                            300,000             300,000
  Additional paid-in capital                                         44,013,063                 -
  Common stock warrants                                              10,421,336             450,000
  Accumulated deficit                                                (6,198,351)         (5,479,867)
                                                                     ----------          ----------
          Total stockholders'equity (deficit)                       48,536,348          (4,729,867)
                                                                     ----------          ----------

TOTAL                                                              $338,467,861        $ 39,849,136
                                                                   ============        ============

See notes to unaudited consolidated financial statements.

DTI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------


                                           Three Months Ended                     Nine Months Ended
                                                 March 31,                           March 31,
                                            1998             1997                  1998          1997
                                            ----             ----                  ----          ----

TELECOMMUNICATION
  SERVICES REVENUES:
    Carrier services                     $963,729         $236,397            $1,707,914      $488,931
     End user services                    140,314          130,184               414,660       380,914
                                          -------          -------               -------       -------

           Total revenues               1,104,043          366,581             2,122,574       869,845
                                        ---------          -------             ---------       -------

OPERATING EXPENSES:
  Telecommunication services              460,206          268,513             1,024,578       563,791
  Selling, general and
   administrative                         994,689          378,193             2,437,825       845,684
  Depreciation and amortization           555,050          207,989             1,385,750       521,049
                                          -------          -------             ---------       -------

           Total operating expenses     2,009,945          854,695             4,848,153     1,930,524
                                        ---------          -------             ---------     ---------

           Loss from operations          (905,902)        (488,114)           (2,725,579)   (1,060,679)

OTHER INCOME (EXPENSES):
  Interest income                       1,438,751           25,226             1,558,898        58,403
  Interest expense                     (3,547,605)         (56,208)           (3,697,605)     (152,937)
  Loan commitment fees                   (150,000)             -                     -        (784,500)
  Equity in earnings of joint venture         -             16,796                   -          37,436
                                          -------           ------               ------         ------

           Loss before provision for
             income tax benefit        (3,164,756)        (502,300)           (4,864,286)   (1,902,277)

INCOME TAX BENEFIT                      1,340,000          124,000             2,020,000     1,042,000
                                        ---------          -------             ---------     ---------

NET LOSS                              ($1,824,756)       ($378,300)          ($2,844,286)    ($860,277)
                                      ===========        =========           ===========     =========


See notes to unaudited consolidated financial statements.


DTI HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------

DTI HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)




                                    Convertible                 Additional     Common                      Total
                                    Preferred    Common          Paid-In        Stock     Accumulated    Stockholders'
                                    Stock        Stock           Capital       Warrants     Deficit    Equity (Deficit)

BALANCE, JULY 1, 1997                 $   -      $300,000   $       -          $450,000  ($5,479,867)   ($4,729,867)

Accretion of redeemable
  convertible preferred stock
  to redemption price                     -          -              -               -     (4,985,442)    (4,985,442)

Reclassification of redeemable
  convertible series A preferred
  stock to convertible series A
  preferred stock and reversal of
  related accretion                      300         -        44,283,033            -      6,841,274     51,124,607

Reclassification to additional
  paid-in capital of charge to
  accumulated deficit to effect the
  1,000 for 1 stock split                 -          -          (269,970)           -        269,970            -

Allocation of proceeds from
  senior discount notes offering
  to the related warrants                 -          -              -         9,971,336          -        9,971,336

Net loss                                  -          -              -               -     (2,844,286)    (2,844,286)
                                        ------   --------     ---------      ---------    ---------     ----------

BALANCE, MARCH 31, 1998               $   300    $300,000    $44,013,063    $10,421,336  ($6,198,351)   $48,536,348
                                         ====    ========    ===========    ===========  ===========    ===========


See notes to unaudited consolidated financial statements.


DTI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------------


                                                                                 1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                ($2,844,286)         ($860,277)
  Adjustments to reconcile net loss to cash provided
   by operating activities:
      Depreciation and amortization                                         1,491,860            521,049
      Accretion of discount on senior discount notes                        3,604,801                -
      Deferred income taxes                                                (2,020,000)        (1,042,000)
      Loan commitment fees related to common stock warrants                       -              450,000
      Changes in assets and liabilities:
        Accounts receivable                                                  (549,209)        (1,491,397)
        Prepaid and other current assets                                      (11,003)           543,300
        Other assets                                                           40,568            (36,945)
        Accounts payable                                                     (531,188)         1,872,548
        Other liabilities                                                                        606,178
        Taxes payable (other than income taxes)                             1,192,254            543,000
        Deferred revenues                                                   4,723,624          3,589,343
                                                                            ---------          ---------

          Net cash flows provided by operating activities                   5,097,421          4,694,799
                                                                            ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in network and equipment                                       (28,210,066)       (10,518,316)
  Change in restricted cash                                                       -              459,522
                                                                              -------            -------

           Net cash used in investing activities                          (28,210,066)       (10,058,794)
                                                                          -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of senior discount notes
    and attached warrants                                                 275,223,520           -
  Proceeds from issuance of redeemable convertible
    preferred stock including cash from
    contributed joint venture of $-0- and $2,253,045                       17,250,000          5,464,313
  Repurchase of common stock warrants granted to a customer                 -                 (2,700,000)
  Deferred financing costs                                                (10,496,397)          -
  Proceeds from notes payable                                               -                  8,000,000
  Payment of notes payable                                                  -                   (450,000)
  Proceeds from credit facility                                             3,000,000           -
  Principal payments on credit facility                                    (3,000,000)          -
                                                                           ----------         ----------

           Net cash provided by financing activities                      281,977,123         10,314,313
                                                                          -----------         ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 258,864,478          4,950,318

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              4,366,906            817,391
                                                                            ---------            -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $263,231,384         $5,767,709
                                                                         ============         ==========


SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH ACTIVITIES:
  Consideration for issuance of redeemable
    convertible preferred stock:
    Outstanding principal of KLT Loan                              $              -          $14,000,000
    Accrued interest payable on KLT Loan                                          -              794,062
    Assets of contributed joint venture                                           -            1,816,043
    Liabilities assumed of contributed joint venture                              -               69,088




See notes to unaudited consolidated financial statements.

DTI HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


 1.   PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      In the opinion of the management of DTI Holdings, Inc. and subsidiary (the "Company" or "DTI") the accompanying unaudited consolidated financial
      statements  contain  all  adjustments   (consisting  of  normal  recurring
      adjustments) necessary to present fairly the Company's financial information for the interim periods presented and have been prepared in accordance with generally accepted accounting principles. The interim results of operations are not necessarily indicative of results that may be expected for any other interim period or for the full year.

      The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1997 included in the Company's Form S-4 Registration Statement, as amended, originally filed with the Securities and Exchange Commission on April 14, 1998 (see Note 6). Accordingly, footnote disclosures which would substantially duplicate the disclosures in the audited financial statements have been omitted.

 2.   CONTINGENCIES

      Litigation - On June 20, 1995, the Company and its President were named as defendants in a suit which the plaintiff alleges that (i) the plaintiff entered into an oral contract with the defendants pursuant to which the plaintiff was to receive a percentage of the Company's common stock, (ii) the plaintiff provided services to the Company for which the plaintiff was not and should be compensated, and (iii) the defendants misrepresented certain facts to the plaintiff in order to induce him to loan money and provide services to the defendants. Based on these allegations, the plaintiff is suing for breach of contract and fraud and is seeking actual monetary damages, punitive damages and a percentage of the common stock of the Company. Management believes the plaintiff's claims are without merit and intends to vigorously defend the claims. It is not possible to determine what impact, if any, the outcome of this litigation might have on the financial condition, results of operations or cash flows of the Company at this time. The President has agreed personally to indemnify the Company against any and all losses resulting from any judgments and awards rendered against the Company in this litigation. However, no guarantee can be made as to the ability to satisfy all such amounts. The President has also agreed to indemnify the holder of redeemable convertible preferred stock from such losses, and has pledged his stock ownership in the Company to secure such obligations to the Company and such holder.

      The Company is involved in a dispute with a customer related to delays in providing telecommunication services to the customer. Management contends that the delays resulted from the customer's inability to provide access and does not believe that ultimate settlement of this dispute will have a material effect on the Company's financial position, results of operations or cash flows.

      Construction Agreements - DTI's construction agreements are with its major network construction contractor and equipment supplier. DTI's remaining aggregate commitment for construction and equipment under these agreements at March 31, 1998 is approximately $20,085,000.

 3.   NETWORK AND EQUIPMENT

      Network and equipment consists of the following:

                                            March 31,           June 30,
                                              1998               1997

Fiber optic cable plant                   $  49,141,905      $  28,498,465
Fiber optic terminal equipment               11,646,390          5,757,270
Fiber optic network buildings                 2,050,973            757,680
Leasehold improvements                          292,951            131,611
Furniture, office equipment and other           313,371             91,248
                                                --------            ------
                                             63,445,590         35,236,274

Less - accumulated depreciation               2,620,640          1,235,640
                                         ---------------- ----------------

                                          $  60,824,950      $  34,000,634
                                          ===============    =============

      At March 31, 1998 and June 30, 1997, fiber optic cable plant, fiber optic terminal equipment and fiber optic network buildings include $19,581,920 and $19,027,585 of construction in progress, respectively, that was not in service and, accordingly, has not been depreciated. Also, during the nine months ended March 31, 1998 and the year ended June 30, 1997, $182,000 and $562,750, respectively, of interest costs were capitalized.

 4.   FINANCING ARRANGEMENTS

      Credit Facility - In January 1998, DTI entered into a $30.0 million bank credit facility (the "Credit Facility") with certain commercial lending institutions and Toronto Dominion ("Texas'), Inc., as administrative agent for the lenders ("TD ("Texas")"), to fund its working capital requirements until completion of the Company's offering of senior discount notes discussed below. In January 1998, Digital Teleport had drawn $3.0 million principal amount under the Credit Facility which was repaid with the net proceeds of the issuance and sale by the Company of its senior discount notes and warrants discussed below. The credit facility was then cancelled.

      Senior Discount Notes - On February 23, 1998, the Company completed the issuance and sale of 506,000 units consisting of $506 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes due 2008 (the "Notes") and warrants to purchase 3,926,560 shares of common stock, for which the Company received proceeds, net of underwriting discounts and expenses, of approximately $264.8 million. No cash payments of interest are required under the Notes prior to September 1, 2003. Commencing at such time, the Company will be required to make semi-annual interest payments on the Notes.

 5.   EQUITY TRANSACTIONS

      Stock Split - On February 17, 1998, the Company approved a 1,000-for-1 stock split in the form of a stock dividend of 999 shares of common stock for each one share of common stock outstanding. Effective February 18, 1998, the Company's Articles of Incorporation were amended to increase the number of authorized shares of common stock to 100,000,000 and the stock dividend was issued to the Company's stockholders. All common share information included in the accompanying financial statements has been retroactively adjusted to give effect to the stock split. In order to effect the 1,000-for-1 stock split on February 17, 1998, $269,970 was initially charged to accumulated deficit. The Company recorded an entry in the third quarter of fiscal 1998 to reclassify this amount from accumulated deficit to additional paid-in capital recorded in conjunction with the reclassification of Series A Preferred Stock on February 13, 1998, as discussed below.

      Preferred Stock - On February 13, 1998, the Company amended its Articles of Incorporation amending the terms of the Series A Preferred Stock such that the Series A Preferred Stock is no longer mandatorily redeemable. Accordingly, the Series A Preferred Stock has been reclassified and reported within stockholders' equity.

 6.   SUBSEQUENT EVENTS

      The Company filed a Registration Statement on Form S-4 relating to an offer to exchange the $506 million privately placed 12 1/2% Senior Discount Notes due 2008. The Registration Statement was originally filed on April 14, 1998 but has not yet been declared effective.

                                   * * * * * *

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS


GENERAL

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes thereto.


OVERVIEW

DTI Holdings, Inc. ("DTI") is a facilities-based provider of long-haul and local telecommunications services primarily to inter-exchange carriers ("IXCs") and other communications entities on a wholesale basis, as well as directly to business and governmental end users. DTI intends to expand its network (the "DTI network") outward from Missouri into an additional 13 states in the Midwest region. The Company is preparing to offer local switched services and data transmission services to targeted end-user customers in Missouri in mid-1998. DTI intends to provide local switched service capacity to its carrier's carrier customers on a wholesale basis as it deploys its switches throughout its network.


RESULTS OF OPERATIONS


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

REVENUE

Total revenue increased 201.2%, from $367,000 in 1997 to $1.1 million in 1998 due to increased revenue from carriers' carrier and end-user services. Revenue from carrier's carrier services increased 307.7% from $236,000 in 1997 to $964,000 in 1998. This increase resulted principally from the completion of additional network segments, as well as from adding additional traffic on the existing DTI network. End user revenues increased 7.8%, from $130,000 in 1997 to $140,000 in 1998. This increase was attributable to the completion and activation of additional sites under a deferred revenue contract, which caused additional deferred revenues to be recognized.


OPERATING EXPENSES

Operating expenses increased 135.2%, from $855,000 in 1997 to $2.0 million in 1998 due primarily to increases in telecommunications services expenses, selling, general and administrative expenses and depreciation and amortization. Telecommunications services expenses increased 71.4% from $268,000 in 1997 to $460,000 in 1998 due to increased personnel costs to support the expansion of the DTI network, as well as increased costs related to property taxes and other costs in connection with leasing capacity to support customers in areas not yet reached by the DTI network. Selling, general and administrative expenses increased 163.0% from $378,000 in 1997 to $995,000 in 1998, due principally to an increase in administrative and sales personnel and the expenses of supporting these personnel. Depreciation and amortization increased 166.9%, from $208,000 in 1997 to $555,000 in 1998 due to higher amounts of plant and equipment being in service in 1998 versus 1997. The Company expects that significant additional amounts of plant and equipment will be placed in service throughout the balance of fiscal 1998 and fiscal 1999. As a result, depreciation and amortization is expected to increase significantly in the future.


INTEREST AND OTHER INCOME (EXPENSE)

Net interest and other income (expense) increased from net expense of $14,000 in 1997 to net expense of $2.3 million in 1998. Interest income increased from $25,000 in 1997 to $1.4 million in 1998 due to the investment of the proceeds from the Senior Discount Notes. Similarly, as a result of the debt offering, interest expense increased from $56,000 in 1997 to $3.7 million in 1998.


INCOME TAXES

An income tax benefit of $1.3 million and $124,000 was recorded in the three month periods ended March 31, 1998 and 1997, respectively, as management believes it is more likely than not that it will generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences and net operating loss carryforwards prior to their expiration.


NET LOSS

Net loss for the three months ended March 31, 1998 was $1.8 million compared to $378,000 for the three months ended March 31, 1997.


Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997

REVENUE

Total revenue increased 144.0% from $870,000 in 1997 to $2.1 million in 1998 due to increased revenue from carrier's carrier and end-user services. Revenue from carrier's carrier services increased 249.3%, from $489,000 in 1997 to $1.7 million in 1998. This increase resulted principally from the completion of additional network segments, as well as from adding traffic on the existing DTI network. End-user revenues increased 8.9% from $381,000 in 1997 to $415,000 in 1998. This increase was attributable to the completion and activation of additional sites under a deferred revenue contract, which caused additional deferred revenues to be recognized.


OPERATING EXPENSES

Operating expenses increased 151.1% from $1.9 million in 1997 to $4.8 million in 1998, due primarily to increases in telecommunications services, selling, general and administrative expenses and depreciation and amortization. Telecommunication services expenses increased 81.7% from $564,000 in 1997 to $1.0 million in 1998 due to increased personnel to support the expansion of the DTI network, as well as increased costs related to property taxes and other costs in connection with leasing capacity to support customers in areas not yet reached by the DTI network. Selling, general and administrative expenses increased 188.3%, from $846,000 in 1997 to $2.4 million in 1998, in order to support the expansion of the DTI network, which includes an increase in administrative and sales personnel and the related expenses of supporting these personnel, as well as increased legal fees. Depreciation and amortization increased 166.0%, from $521,000 in 1997 to $1.4 million in 1998 due to higher amounts of plant and equipment being in service in 1998 versus 1997. The Company expects that significant additional amounts of plant and equipment will be placed in service throughout fiscal 1998 and fiscal 1999. As a result, depreciation and amortization is expected to increase significantly.


INTEREST AND OTHER INCOME (EXPENSE)

Net interest and other income (expense) increased from a net expense of $842,000 in 1997 to net expense of $2.1 million in 1998. Interest income increased from $58,000 in 1997 to $1.6 million in 1998 due to the investment of the proceeds from the Senior Discount Notes. Similarly, as a result of the debt offering, interest expense increased from $153,000 in 1997 to $3.7 million in 1998. Loan commitment fees decreased from $785,000 in 1997 to $-0- in 1998. These fees represented a one-time charge for a loan commitment which was not used.


INCOME TAXES

An income tax benefit of $2,020,000 and $1,042,000 was recorded in the nine month periods ended March 31, 1998 and 1997, respectively, as management believes it is more likely than not that it will generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences and net operating loss carryforwards prior to their expiration.


NET LOSS

Net loss for the nine months ended March 31, 1998 was $2.8 million compared to $860,000 for the nine months ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had $263.2 million of cash and cash equivalents. This balance was provided primarily through the issuance and sale of 506,000 units consisting of $506.0 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes due 2008 (the "Notes") and warrants to purchase 3,926,560 shares of common stock, for which the Company received proceeds, net of underwriting discounts and expenses, of approximately $264.8 million.

The net cash provided by operating activities for the nine months ended March 31, 1997 and 1998 totaled $4.7 million and $5.1 million, respectively. During the nine months ended March 31, 1997, cash provided by operating activities came principally from increases in accounts payable of $1.2 million, deferred revenues of $3.6 million and taxes payable (other than income taxes) of $606,000. The increase in accounts payable in fiscal 1997 reflects the increase in liabilities under DTI's supply contracts in connection with the buildout of the DTI network. Deferred revenues in fiscal 1997 principally reflect advance payments received from carrier customers under agreements for the lease of both dark fiber and wholesale network capacity. During the nine months ended March 31, 1998, net cash provided by operating activities resulted principally from an increase in taxes payable (other than income taxes) of $1.9 million and an increase in deferred revenues of $4.7 million relating to an advance payment received under wholesale network capacity agreements and end-user agreements. As of March 31, 1998, advance payments of approximately $20.2 million will become due over the next five years under existing agreements with certain major customers upon DTI's meeting its obligations under certain agreements, which require the Company to provide telecommunications services or dark fiber capacity.

The Company's investing activities used cash of $10.1 million for the nine months ended March 31, 1997 and $28.2 million for the nine months ended March 31, 1998. During the nine months ended March 31, 1997, the Company invested $10.5 million in network and equipment and reduced restricted cash by $460,000 to repay borrowings under DTI's former credit facility. During the nine months ended March 31, 1998, the Company invested $28.2 million in network and equipment.

Cash provided by financing activities was $10.3 million for the nine months ended March 31, 1997 and $282.0 million for the nine months ended March 31, 1998. During the nine months ended March 31, 1997, the Company borrowed $8.0 million under a loan agreement with the holder of its preferred stock, bringing the total borrowings under that agreement to $14.0 million. These total borrowings were converted into Series A Preferred Stock, and additional cash proceeds in the amount of $5.0 million were received pursuant to a stock subscription agreement. Cash was used to make principal payments on a bank loan of $450,000 and to repurchase common stock warrants granted to a customer in the amount of $2.7 million. During the nine months ended March 31, 1998, the Company received $17.3 million in proceeds from the issuance of Series A Preferred Stock and $275.2 million from the issuance of the Notes. Deferred financing costs related to the debt offering totaled $10.5 million. Prior to the Notes offering the Company executed a credit facility under which the Company borrowed $3.0 million. A portion of the proceeds of the Notes offering were used to repay the principal balance on the credit facility.

The proceeds from the Notes offering are expected to provide sufficient liquidity to meet the Company's operating and capital requirements through approximately the next twelve months. Subsequent to such date, the Company's operating and capital requirements are expected to be funded, in large part, out of advance payments under dark fiber leases and wholesale network capacity agreements, borrowings under bank credit facilities, additional debt or equity financings, and available cash flow from operations. The Company is in various stages of discussions with potential customers for leases of dark fiber and wholesale network capacity agreements. There can be no assurance, however, that the Company will continue to obtain advance payments from customers prior to commencing construction, that it will be able to obtain financing under any credit facility or that other sources of capital will be available on a timely basis or on terms that are acceptable to the Company and within the restrictions under the Company's existing financing arrangements, or at all. If the Company fails to obtain the capital required to complete the DTI network build-out, the Company could modify, defer or abandon building certain portions of the DTI network. The failure of the Company, however, to raise substantial capital required to complete the DTI network construction could have a material adverse effect on the Company. The actual amount and timing of DTI's capital requirements may differ materially from those estimates depending on demand for the Company's services, and the Company's ability to implement its current business strategy as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in the telecommunications industry.

The Company estimates that total capital expenditures, including the total cost to construct and activate the DTI network will be approximately $526.4 million. Of this amount, the Company has already expended approximately $63.3 million as of March 31, 1998. The Company anticipates total capital expenditures of approximately $30.0 million in the fourth quarter of fiscal 1998 and $210.0 million in fiscal 1999.

The Notes contain financial and operating covenants and restrictions on the ability of the Company to incur indebtedness, make investments and take certain other corporate actions.

INFLATION

The Company does not believe that inflation has had a significant impact on the Company's consolidated results of operations.


YEAR 2000

While the Company believes that its existing software applications are year 2000 compliant, there can be no assurance until the year 2000 that all of the Company's systems then in place will function adequately . Further, if the software applications of others on whose services the Company depends are not year 2000 compliant, any loss of such services could have a material adverse effect on the Company's business, financial condition and results of operations.


FORWARD LOOKING STATEMENTS

Certain statements throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially from those expressed or implied by the forward looking statements. Factors that could cause such materially different events or results include, but are not limited to, the Company's failure to obtain substantial amounts of additional capital and financing at reasonable costs and on satisfactory terms and conditions, the Company's inability to manage effectively and cost-efficiently the construction and expansion of the DTI network or to achieve substantial traffic volumes on the DTI network, a continued increase in competition and changes in general economic conditions.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:

      On June 20, 1995, the Company and its President were named as defendants in a suit which the plaintiff alleges that (i) the plaintiff entered into an oral contract with the defendants pursuant to which the plaintiff was to receive a percentage of the Company's common stock, (ii) the plaintiff provided services to the Company for which the plaintiff was not and should be compensated, and (iii) the defendants misrepresented certain facts to the plaintiff in order to induce him to loan money and provide services to the defendants. Based on these allegations, the plaintiff is suing for breach of contract and fraud and is seeking actual monetary damages, punitive damages and a percentage of the common stock of the Company. Management believes the plaintiff's claims are without merit and intends to vigorously defend the claims. It is not possible to determine what impact, if any, the outcome of this litigation might have on the financial condition, results of operations or cash flows of the Company at this time. The President has agreed personally to indemnify the Company against any and all losses resulting from any judgments and awards rendered against the Company in this litigation. However, no guarantee can be made as to the ability to satisfy all such amounts. The President has also agreed to indemnify the holder of redeemable convertible preferred stock from such losses, and has pledged his stock ownership in the Company to secure such obligations to the Company and such holder.

Item 2.  Changes in Securities and Use of Proceeds:

      On February 23, 1998, the Company issued and sold 506,000 units consisting of $506 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes due 2008 and warrants to purchase an aggregate of 3,926,560 shares of Common Stock to Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") and TD Securities (USA) Inc. (together, the "Initial Purchasers"). The units were sold by the Company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The units were resold by the Initial Purchasers to certain "qualified institutional buyers" (as such term is defined under Rule 144A under the Securities Act) and to certain purchasers under Regulation S. The Company received net proceeds, after deducting the Initial Purchasers' discount and offering expenses, of approximately $264.8 million. Each unit includes a warrant to purchase
      1.552 shares of Common Stock at an exercise price of $0.01 per share of Common Stock issuable upon exercise of the warrant. Each warrant may be exercised on or after the first day after the "Separability Date" (as defined below) that any of the following has occurred: (i) immediately prior to a Change of Control (as such term is defined in the Indenture pursuant to which the Notes were issued (the "Indenture")); (ii)(a) the 180th day (or such earlier date as determined by the Company in its sole discretion) following the consummation of an Initial Public Equity Offering (as such term is defined in the Indenture) or (b) upon the consummation of an Initial Public Equity Offering, but only in respect of warrants, if any, required to be exercised to permit the holders thereof to sell the underlying warrant shares pursuant to their registration rights pertaining to such shares; (iii) a class of equity securities of the Company is listed on a national securities exchange or authorized for quotation on the Nasdaq National Market or is otherwise subject to registration under the Securities Exchange Act of 1934, as amended; or
      (iv) September 1, 1999. As used herein, the term "Separability Date" means the earliest of the following to occur: (1) September 1, 1998; (2) the date on which a registration statement with respect to a registered exchange offer for the Notes is declared effective under the Securities Act; (3) the occurrence of any of the events described in clauses (i) through (iv) above; (4) the occurrence of an Event of Default (as such term is defined in the Indenture); or (5) such earlier date as determined by Merrill Lynch in its sole discretion.

Item 3.  Defaults Upon Senior Securities:  Not applicable

Item 4.  Submission of Matters to a Vote of Security-Holders:  Not applicable

Item 5.  Other Information:  Not applicable

Item 6.  Exhibits and Reports on Form 8-K:

      (a)  Exhibits

    Exhibit No.                                Description
    -----------                                -----------

     3.1  Second Restated Articles of Incorporation of the Registrant.

     3.2  Second Restated Bylaws of the Registrant.

     4.1 Indenture by and between the Registrant and The Bank of New York, as Trustee, for the Registrant's 12 1/2% Senior Discount Note due 2008, dated February 23, 1998 (the "Indenture") (including form of the Company's 12 1/2% Senior Discount Note due 2008 and 12 1/2% Series B Senior Discount Note due 2008) incorporated herein by reference to
          Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-50049) (the "Form S-4").

     4.2 Note Registration Rights Agreement by and among the Registrant and the Initial Purchasers named therein, dated as of February 23, 1998 incorporated herein by reference to Exhibit 4.2 to the Form S-4.

     4.3 Warrant Agreement by and between the Registrant and The Bank of New York, as Warrant Agent, dated February 23, 1998 incorporated herein by reference to Exhibit 4.3 to the Form S-4.

     4.4  Warrant  Registration Rights Agreement by and among the Registrant and
          the  Initial   Purchases  named  therein,   dated  February  23,  1998
          incorporated herein by reference to Exhibit 4.4 to the Form S-4.

     4.5 Digital Teleport, Inc. Shareholders' Agreement between Richard D. Weinstein and KLT Telecom, Inc., dated March 12, 1997 incorporated herein by reference to Exhibit 4.5 to the Form S-4.

     4.6 Amendment No. 1 to the Digital Teleport, Inc. Shareholders' Agreement, dated November 7, 1997 incorporated herein by reference to Exhibit 4.6 to the Form S-4.

     4.7 Amendment No. 2 to the Digital Teleport, Inc. Shareholders' Agreement, dated December 18, 1997 incorporated herein by reference to Exhibit
          4.7 to the Form S-4.

     4.8 Amendment No. 3 to the Digital Teleport, Inc. Shareholders' Agreement, dated February 12, 1998 incorporated herein by reference to Exhibit
          4.8 to the Form S-4.

     4.9  Stock Pledge  Agreement  between Richard D. Weinstein and KLT Telecom,
          Inc., dated March 12, 1997, securing the performance of Digital Teleport, Inc.'s obligations under that certain Stock Purchase Agreement dated as of December 31, 1996, as amended incorporated herein by reference to Exhibit 4.9 to the Form S-4.

     4.10 Amendment No. 1 to Stock Pledge Agreement between Richard D. Weinstein and KLT Telecom, Inc., dated December 18, 1997 incorporated herein by reference to Exhibit 4.10 to the Form S-4.

     4.11 Amendment No. 2 to Stock Pledge Agreement between Richard D. Weinstein and KLT Telecom, Inc., dated February 12, 1998 incorporated herein by reference to Exhibit 4.11 to the Form S-4.

     4.12 Subordination Agreement, by and among the Registrant, Digital Teleport, Inc., KLT Telecom, Inc. and Richard D. Weinstein, dated February 12, 1998 incorporated herein by reference to Exhibit 4.12 to the Form S-4.

     10.1 Employment Agreement between Digital Teleport, Inc. and Richard D. Weinstein, dated December 31, 1996 incorporated herein by reference to
          Exhibit 10.1 to the Form S-4.

     10.2 Director Indemnification  Agreement between the Registrant and Richard
          D. Weinstein, dated December 23, 1997 incorporated herein by reference to Exhibit 10.2 to the Form S-4.

     10.3 Director  Indemnification  Agreement between the Registrant and Jerome
          W. Sheehy, dated December 23, 1997 incorporated herein by reference to
          Exhibit 10.3 to the Form S-4.

     10.4 Director Indemnification  Agreement between the Registrant and Bernard
          J. Beaudoin, dated December 23, 1997 incorporated herein by reference to Exhibit 10.4 to the Form S-4.

     10.5 Director  Indemnification  Agreement between the Registrant and Ronald
          G. Wasson, dated December 23, 1997 incorporated herein by reference to
          Exhibit 10.5 to the Form S-4.

     10.6 Director Indemnification Agreement between the Registrant and James V. O'Donnell, dated December 23, 1997 incorporated herein by reference to
          Exhibit 10.6 to the Form S-4.

     10.7 Director Indemnification  Agreement between the Registrant and Kenneth
          V. Hager, dated December 18, 1997 incorporated  herein by reference to
          Exhibit 10.7 to the Form S-4.

     10.8 1997 Long-Term Incentive Award Plan of the Registrant incorporated herein by reference to Exhibit 10.8 to the Form S-4.

     10.9 Employment Agreement between Digital Teleport, Inc. and Robert F. McCormick, dated September 9, 1997 incorporated herein by reference to
          Exhibit 10.9 to the Form S-4.

     10.10Amendment No. 1 to the Employment  Agreement between Digital Teleport,
          Inc. and Robert F. McCormick, dated January 28, 1998 incorporated herein by reference to Exhibit 10.10 to the Form S-4.

     10.11Amendment No. 2 to the Employment  Agreement between Digital Teleport,
          Inc. and Robert F. McCormick, dated January 28, 1998 incorporated herein by reference to Exhibit 10.11 to the Form S-4.

     10.12(++) Product  Attachment - Carrier Networks Products Agreement between
          Digital Teleport, Inc. and Northern Telecom, Inc., effective October 23, 1997 incorporated herein by reference to Exhibit 10.12 to the Form S-4.

     10.13Agreement  re: Fiber Optic Cable on Freeways in Missouri,  between the
          Missouri Highway and Transportation Commission and Digital Teleport, Inc., effective July 29, 1994 incorporated herein by reference to
          Exhibit 10.13 to the Form S-4.

     10.14First  Amendment  to  agreement  re:  Fiber Optic Cable on Freeways in
          Missouri, between the Missouri Highway and Transportation Commission and Digital Teleport, Inc., effective September 24, 1994 incorporated herein by reference to Exhibit 10.14 to the Form S-4.

     10.15Second  Amendment  to  Agreement  re: Fiber Optic Cable on Freeways in
          Missouri, between the Missouri Highway and Transportation Commission and Digital Teleport, Inc., effective November 7, 1994 incorporate herein by reference to Exhibit 10.15 to Form S-4.

     10.16Third  Amendment  to  Agreement  re:  Fiber Optic Cable on Freeways in
          Missouri, between the Missouri Highway and Transportation Commission and Digital Teleport, Inc., effective October 9, 1996 incorporated herein by reference to Exhibit 10.16 to the Form S-4.

     10.17Contract  Extension to Agreement  re: Fiber Optic Cable on Freeways in
          Missouri, between the Missouri Department of Transportation (as successor to the Missouri Highway and Transportation Commission) and Digital Teleport, Inc., dated February 7, 1997 incorporated herein by reference to Exhibit 10.17 to the Form S-4.

     10.18Fiber Optic Cable  Agreement,  between the Arkansas  State Highway and
          Transportation Department and Digital Teleport, Inc. dated May 12, 1997 incorporated herein by reference to Exhibit 10.18 to the Form S-4.

     10.19Commercial  Lease between  Richard D. Weinstein and Digital  Teleport,
          Inc.,  dated  December  31, 1996  incorporated  herein by reference to
          Exhibit 10.27 to the Form S-4.

     10.20Commercial Lease Extension  Agreement between Richard D. Weinstein and
          Digital Teleport, Inc., dated December 31, 1997 incorporated herein by reference to Exhibit 10.28 to the Form S-4.

     10.21Purchasing  Agreement  by and between the  Registrant  and the Initial
          Purchasers named therein, dated as of February 13, 1998 incorporated herein by reference to Exhibit 10.29 to the Form S-4.

     27.1 * Financial Data Schedule.


     (++) Confidential treatment has been requested with respect to certain portions of this Exhibit.

     *    To be filed by amendment

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           DTI HOLDINGS, INC.


Date:            May 14 , 1998             /S/Richard D. Weinstein
         -----------------------------     -----------------------
                                           Richard D. Weinstein
                                           President and Chief
                                             Executive Officer and Secretary



Date:            May 14 , 1998             /S/Robert F. McCormick
         -----------------------------     ----------------------
                                           Robert F. McCormick
                                           Chief Financial Officer