Form 10-K
period 1998-06-30
DTI HOLDINGS INC
filed 1998-10-01
CIK 1058956

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)
[ x ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1998 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

                       Commission File Number: 333-50049

                               DTI HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           Missouri                                               43-1828147
(State or other jurisdiction of                               (I.R.S.  Employer
incorporation or organization)                               Identification No.)

             8112 Maryland Ave, 4th Floor, St. Louis, Missouri 63105
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (314) 253-6600

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

No non-affiliates of the registrant own common stock of the registrant.

                       Documents Incorporated By Reference
                                      None

                                TABLE OF CONTENTS
                                                                            Page
 Part I.
         Item 1.  Business                                                     4
         Item 2.  Properties                                                  20
         Item 3.  Legal Proceedings                                           20
         Item 4.  Submission of Matters to a Vote of Security Holders         20

Part II.
         Item 5.  Market for Registrant's Common Equity and Related
                        Stockholder Matters                                   21
         Item 6.  Selected Financial Data                                     22
         Item 7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       24
         Item 7A. Quantitative and Qualitative Disclosures
                    About Market Risk                                         32
         Item 8.  Financial Statements and Supplementary Data                 32
         Item 9.  Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure                   32

Part III.
         Item 10. Directors and Executive Officers of the Registrant          33
         Item 11. Executive Compensation                                      35
         Item 12. Security Ownership of Certain Beneficial Owners and
                        Management                                            39
         Item 13. Certain Relationships and Related Transactions              40

Part IV.
         Item 14. Exhibits, Financial Statement Schedules and Reports
                        on Form 8-K                                           41

Signatures
Exhibit Index

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Actof 1995 that include, among others, statements by the Company with respect to (i) projected capital expenditures and costs and the timing thereof, (ii) projected dates of construction or acquisition of routes, commencement of service and completion of the DTI network, (iii) assumptions about the pricing of telecommunications services and (iv) assumptions about the cost and availability of the Company's telecommunications equipment. These forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, (a) failure to obtain substantial amounts of additional financing at reasonable costs and on acceptable terms, (b) failure to effectively and efficiently manage the expansion and construction of the Company's network, (c) failure to enter into additional indefeasible rights to use ("IRUs") and/or wholesale network capacity agreements, (d) failure to obtain and maintain sufficient rights-of-way, (e) intense competition and pricing decreases, (f) potential for rapid and significant changes in telecommunications technology and their effect on the Company's business, and (g) adverse changes in the regulatory environment. These cautionary statements should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by the Company or on its behalf and a discussion of certain risks relating to the Company and its business set forth in "Risk Factors" included as an exhibit to this Annual Report of Form 10-K.

                                     Part I.
Item 1.  Business

OVERVIEW

     DTI is a facilities-based communications company that is creating an approximately 18,500 route mile digital fiber optic network comprised of 19 regional rings interconnecting primary, secondary and tertiary cities in 37 states. By providing high-capacity voice and data transmission services to and from secondary and tertiary cities, the Company intends to become a leading wholesale provider of regional communications transport services to interexchange carriers ("IXCs") and other communications companies ("carrier's carrier services"). DTI currently provides carrier's carrier services under contracts with AT&T, Sprint, MCI WorldCom, Ameritech Cellular and IXC Communications. The Company also provides private line services to targeted business and governmental end-user customers ("end-user services"). DTI is 50%-owned by an affiliate of Kansas City Power & Light Company, which has agreed to be acquired by Western Resources, Inc.

BUSINESS STRATEGY

     The Company intends to:

     Leverage Integrated Long-Haul Routes, Regional Rings and Local Network Design. The Company believes that the strategic design of the DTI network will allow it to offer reliable, high-capacity transmission services on a region-by-region basis to carrier and end-user customers who seek a competitive alternative to incumbent providers of such services. The regional and local SONET rings in the DTI network will interconnect primary, secondary and tertiary markets, major interexchange carrier ("IXC") points of presence ("POPs") and incumbent local exchange carrier ("ILEC") access tandems and, in selected metropolitan areas, potential end-user customers. This design will permit the Company to provide its carrier customers with reliable transmission capacity between the carrier's network and access tandems serving a significant number of end-users in each region. Using a technologically advanced design, the DTI network will provide rapid rerouting of calls in the event of a fiber cut and, in many cases, will permit DTI's customers to allocate, manage and monitor the capacity they lease from DTI from within the customer's own network operations center.

     Strategically Locate and Expand its Network Through Regional Rings. The Company is expanding the DTI network through the creation of additional regional rings outside the core central region in the Midwest in which the Company had previously focused its network buildout because it believes that substantial demand for additional IXC capacity exists in secondary and tertiary markets located around the country. DTI intends to construct or obtain IRUs for other facilities to create regional rings and connect secondary and tertiary cities. Completing the DTI network in this manner will help the Company to offer reliable connectivity on a regional basis and high-capacity service cost-effectively to secondary and tertiary markets.

     Develop A Low-Cost Network. The Company will strive to develop a low-cost network by (i) taking advantage of the potential cost efficiencies of the DTI network design, (ii) continuing to deploy advanced fiber optic network technology, which the Company believes lowers construction, operating and maintenance costs, and (iii) realizing cost efficiencies through existing and additional fiber optic long term IRU and swap agreements with other telecommunications companies and rights-of-way agreements with governmental authorities. The Company believes that its approach will allow it to offer carrier customers regional transport on a more economical basis than is currently available to such customers.

     Selectively Pursue Local Switched Services Opportunities. DTI believes its network design will allow it to cost-effectively pursue local switched services opportunities by creating regional and local fiber optic rings along its long-haul routes and by leveraging the technical capabilities and high-bandwidth capacity of the DTI network. The Company intends to provide local switched service capacity to its carrier customers and to other facilities-based and non-facilities-based telecommunications companies on a wholesale basis. The DTI network's design will also provide the Company with sufficient long-haul capacity to offer local switched services to targeted end-user customers in primary, secondary and tertiary cities on the Company's regional rings.

     Leverage Experienced Management Team. The Company's management team includes individuals with significant experience in the deployment and marketing of telecommunications services. Prior to founding DTI in 1989, Richard D. Weinstein, President and Chief Executive Officer of DTI, owned and managed Digital Teleresources, Inc., a firm which designed, engineered and installed telecommunications systems for large telecommunications companies, including SBC Communications, Inc. ("SBC"), and other Fortune 500 companies. H.P. Scott, the Company's Senior Vice President, has over 35 years of telecommunications industry experience, having spent eighteen years with MCI Communications, Inc. ("MCI") and IXC Carrier, Inc., where he held positions of senior responsibility for the design and construction of their coast-to-coast fiber optic telecommunications networks. Prior to joining DTI as Senior Vice President, Finance and Administration and Chief Financial Officer, Gary W. Douglass was the Executive Vice President and Chief Financial Officer of publicly-held Roosevelt Financial Group, Inc., which was acquired by Mercantile Bancorporation in 1997, and had previously spent 23 years at Deloitte & Touche LLP. Jerry W. Murphy, the Company's Vice President, Network Operations, spent 18 years with MCI, having spent the last 11 years in senior positions in engineering, network implementation and network operations positions. Jerome W. Sheehy, DTI's Vice President, Regulatory-Industry Affairs, has over 42 years' experience in the telecommunications industry, including 20 years at GTE Corporation ("GTE").

The DTI Network

     General. The DTI network is an exclusively fiber optic cable communications system substantially all of which employs self-healing, SONET ring architecture to minimize downtime in the event of a cut in a fiber ring. The Company has installed its first switch on the DTI network and expects that it will be fully operational by the end of 1998. DTI expects that more than 90% of the fiber in the DTI network will be installed underground, typically 36 to 48 inches under the surface, providing protection from weather and other environmental hazards affecting reliability of communication connections. The Company expects to construct approximately half of the DTI network, and to obtain indefeasible rights to use fiber optic facilities of other carriers for the other half. On routes which the Company constructs, and on most routes which it acquires from other carriers, the Company will employ SMF-28A fiber optic cable composed of Corning glass fiber. The Company has entered into a two year agreement with Pirelli Cable and Systems LLC ("Pirelli") pursuant to which the Company agreed to purchase all of its fiber optic cable from Pirelli. All routes in the DTI network constructed by DTI are comprised of at least 48 strands. In addition, in St. Louis and Kansas City, DTI is installing 216 and 288 fiber strands, respectively. On routes that the Company does not build, the Company expects to obtain IRUs for between two and 12 optical fibers. On certain strategic routes which it constructs, the DTI network will also include one or two empty innerducts for maintenance and future growth purposes. As part of its design, the Company typically retains 50% or more of the capacity on each DTI network route for its own use.

     The Company currently has approximately 2,000 route miles of fiber optic cable in place in Missouri and Arkansas, of which approximately 1,500 route miles represent long-haul segments, and approximately 500 route miles represent local loop networks in the St. Louis and Kansas City metropolitan areas, as well as in Jefferson City, Columbia, Mexico and Fulton, Missouri. DTI currently provides services over 900 route miles of its network.

     Network Electronics. Long-haul routes on the DTI network will generally utilize dense wavelength division ("DWDM") equipment. DWDM equipment provides individual wavelength-specific circuits of OC-48 capacity optical windows. The Company has entered into a three-year agreement with Pirelli pursuant to which the Company agreed to purchase from Pirelli at least 80% of its needs for DWDM equipment. All DTI network DWDM equipment will initially be equipped to enable the Company to provide the equivalent of eight dedicated, ring redundant, optical windows. Such equipment will have the ability to be expanded to offer additional optical windows as the need for capacity on the DTI network increases. The DWDM equipment will permit the Company to offer to its carrier customers optical windows on regional rings providing a dedicated, virtual circuit that can interconnect any two points on that regional ring. The DWDM equipment, with the accompanying optical add/drop multiplexing ("OADM")
equipment, also will permit the Company to efficiently provide high capacity telecommunications services to secondary and tertiary markets that the Company believes are currently underserved. The Company's use of open architecture, DWDM equipment conforming to SONET standards on its regional rings and long-haul routes will also give the DTI network the ability to interoperate with its carrier customers' existing fiber optic transmission systems, which have a broad range of transmission speeds and signal formats, without the addition of expensive conversion equipment by those carriers. The Company believes that the network's current and planned system architecture, with minor additions or modifications, will accommodate ATM and frame relay transmission methods and emerging Internet Protocol technologies.

     On all routes throughout the DTI network, whether constructed by DTI or purchased, leased or swapped from another carrier, the Company will install centrally controllable high-bit-rate transmission electronics. The Company believes the use of such fiber optical terminal equipment will provide DTI's customers the ability to monitor, in their own network control centers, the optical windows on the regional rings that they utilize. This equipment should also permit DTI's customers to utilize their own network control centers to add and remove services on the optical windows serving that carrier. The DTI network design will permit carriers to utilize the DTI network as a means to efficiently expand their networks to areas not previously served, to provide redundancy to their networks or to upgrade the technology in areas already served by such networks. The DTI network will also be capable of providing services to carriers and end-users in increments of less than a full OC-48 optical window, from OC-12s to DS-3s.

     The Company believes that the DTI network design standards give it sufficient transmission capacity to meet anticipated future increases in call volume and the development of more bandwidth-intensive voice, data and video telecommunication uses. The DTI network's capacity also will allow the Company to deploy fewer high cost switches by facilitating the transport of rural switched calls to and from distant centralized switching facilities. All network operations are currently controlled from a single network control center in suburban St. Louis, Missouri. The Company is currently constructing a second control center in Kansas City, Missouri that can serve as a backup network control center for the entire DTI network.

     Network Design. The DTI network is designed to include high-capacity (i) long-haul routes between large metropolitan areas, (ii) regional rings connecting primary, secondary and tertiary metropolitan areas to one another and
(iii) local rings in selected metropolitan areas along the regional rings. The long-haul route portions of the DTI network will generally be located to allow the Company to more easily interconnect with major IXC POPs and ILEC access tandems in a region. Any major ILEC access tandem along a regional ring not physically interconnected through facilities owned or used pursuant to a long-term IRU by DTI will be interconnected through leased lines until there are sufficient customers to make construction of a DTI-owned route to these access tandems economically feasible. Local network portions of the DTI network in metropolitan areas are generally routed near major business telecommunications users, metropolitan ILEC access tandems and major ILEC central offices. DTI believes the different elements of the DTI network complement each other and will create certain construction, operating and maintenance synergies. DTI also believes its integrated long-haul route, regional ring and local ring design will allow the Company to offer its carrier and end-user customers private line and local switched services at a lower cost by reducing the Company's use of ILEC and IXC facilities to provide services to its customers.

     Switching Capacity. The Company intends to install high-capacity switches in strategically located, geographically diverse metropolitan areas to balance the expected traffic throughout the DTI network. When coupled with its integrated network design, this switch placement will give DTI the ability to offer local switched service and long-haul service to many end-user customers along its regional rings. By using the expected excess capacity on the DTI network, calls from diverse geographic regions in the DTI network can be routed long distances from the originating point to one of the Company's switches and on to their destination, reducing the number of switches required and decreasing the cost and complexity of constructing, operating and maintaining the DTI network. In addition, the strategic deployment of switches is expected to enable the Company to (i) allow the Company to offer switched services on a more economical basis, (ii) offer custom calling features and billing enhancements to all of its customers without involving the ILEC, and (iii) allow the Company to sell its local switched service capacity to other carriers on a wholesale basis. The Company's first switch has been installed in St. Louis, and the Company expects that it will be fully operational by the end of 1998.

     Highway and Utility  Rights-Of-Way.  Much of the  currently  completed  DTI network is located in rights-of-way obtained by DTI through strategic relationships with utilities, state transportation departments and other governmental authorities. The Company currently has built or has rights-of-way to build approximately 2,400 route miles of the 9,800 route miles that it plans to construct on the DTI network and has preliminary or definitive agreements for IRUs and short-term leases covering approximately 8,600 additional route miles. To build the long-haul portions of the DTI network between population centers in Missouri, the Company has generally used rights-of-way in the median of and along the interstate highway system. The Company will seek to obtain the rights-of-way that it needs for the expansion of its network in areas where it will construct network rather than purchase, lease or swap fiber optic strands by entering into agreements with other state highway departments, utilities or pipeline companies and it may enter into joint ventures or other "in-kind" transfers in order to obtain such rights. In addition, the Company believes that public rights-of-way for a substantial portion of the remainder of the planned DTI network will be available in the event that it is unable to obtain rights-of-way from third parties.

     Build-Out Plan. The Company currently plans to deploy a fiber optic network in 37 states and the District of Columbia that will consist of approximately 18,500 route miles of fiber optic cable, DWDM and other signal transmission equipment, and high-capacity switches strategically located in larger metropolitan areas. The Company expects to construct approximately half of such network and to obtain IRUs for fiber optic facilities of other carriers for the remainder of the network. The Company has construction projects underway in Missouri, Arkansas, Kansas and Tennessee.

     In addition to routes that it will construct, the Company expects to (i) purchase, for cash, indefeasible rights to use fiber optic facilities of other telecommunications companies and (ii) exchange indefeasible rights to use the Company's fiber optic facilities for the indefeasible right to use the fiber optic facilities of other telecommunications companies. In this manner, the Company believes that it would be able to establish telecommunications facilities along the DTI network routes more quickly than by constructing all of its own facilities. The Company has entered into definitive agreements for long-term IRUs for fiber optic strands and related facilities along routes from Chicago to near Cleveland and from near Indianapolis to New York City, preliminary agreements for long-term IRUs along routes from Washington D.C. to Texas, from Des Moines to Minneapolis and from Portland to Salt Lake City to Los Angeles, and a short-term lease agreement along routes from Los Angeles to Joplin, Missouri, from near St. Louis, Missouri to near Indianapolis and from near Indianapolis to Chicago. These routes include an aggregate of approximately 8,600 route miles (including 2,800 route miles under the short-term lease), for an aggregate cash consideration of up to approximately $133 million, plus recurring maintenance and building space fees. The short-term leases of fiber along planned routes were executed in order to provide services prior to the construction of, or the execution of long-term IRUs for, planned DTI network routes through the end of 2000. DTI has also recently entered into a long-term IRU and fiber swap agreement, in which DTI will obtain access to dark fiber and receive approximately $5 million in cash in exchange for providing dark fiber along DTI's network.

     The Company has entered into certain agreements that require it to construct its network facilities. The MHTC Agreement requires the Company to build approximately 1,200 miles of fiber optic network along Missouri's interstate highway system by the end of 1998, certain portions of which must be built prior to such time. The Company must also complete construction of an additional 800 miles by the end of 1999 to maintain its rights to such additional routes. Over 1,700 route miles of the entire 2,000-mile network have been completed; however, the Company did not meet an intermediate construction deadline for the construction of approximately 30 miles but has received from MHTC a waiver of such construction delay and an extension of the 30-mile completion date to October 1, 1998. The Company expects to complete such construction prior to such date except where delayed by unattained permits. The Company must complete construction on an additional 800 miles by the end of 1999 to maintain its rights to such routes. The Company may lose its exclusive rights under the MHTC Agreement only in the event of its breach and failure to timely exercise its right to cure within 60 days of notice of any such breach, which would allow MHTC to terminate the MHTC Agreement. As of September 30, 1998, the Company has not received any notice of breach that has not been waived or cured. An agreement between the Company and Union Electric requires it to construct a fiber optic network linking Union Electric's 80-plus sites throughout the states of Missouri and Illinois. As of June 30, 1998, the Company had completed approximately 85% of the sites required for Union Electric and expects to complete all such construction by the end of 1998.

     During the balance of calendar 1998 and all of calendar 1999, the Company anticipates its build-out plan priorities will be focused principally on expanding from its existing Missouri/Arkansas base by building additional regional rings adjacent to existing rings where one side already exists. In addition, the Company intends to light those portions of routes that close regional rings that adjoin existing rings and those that initiate new rings in areas in which strong carrier interest has been expressed. The Company anticipates that its existing financial resources will be adequate to fund the abovementioned priorities and its existing capital commitments, principally payments required under existing preliminary and definitive IRU and short-term lease agreements, totaling $133 million which are payable in varying installments over the period through December 31, 1999. In addition, the Company had a commitment at June 30, 1998 for eight telecommunications switches totaling $15 million, which is cancelable upon the payment of a cancellation fee of $42,000 for each of the remaining eight unpurchased switches.

Products and Services

     Carrier's Carrier Services

     "Carrier's carrier services" are generally the high capacity transmission services used by IXCs, ILECs and CLECs to transmit telecommunications traffic. Customers using carrier's carrier services include (i) facilities-based carriers that require transmission capacity where they have geographic gaps in their facilities, need additional capacity or require alternative routing and (ii) non-facilities-based carriers requiring transmission capacity to carry their customers' telecommunications traffic. Carrier's carrier service is a wholesale pricing business characterized by net margins that are higher than the Company could typically achieve through end-user services. This is primarily because these services can be marketed more quickly and at a lower cost than is generally necessary with end-user services. The Company currently provides carrier's carrier services through IRUs and wholesale network capacity agreements. The Company's present and planned carrier's carrier services are set forth below.

     Optical Windows. DTI plans to offer its carrier customers dedicated, virtual circuits through the exclusive use of an OC-48 capacity, ring redundant wavelength of light, or optical window, on the regional rings in the DTI network. DTI intends to supply all fiber optic electronic equipment necessary to transmit telecommunications traffic along the regional ring. The Company plans to enter into agreements for the provision of optical windows for a term of years with fixed monthly payments over the term of the agreement, regardless of the level of usage. Uses of optical windows by an IXC can include point-to-point, dedicated data and voice circuit communications connections, as well as redundancy and overflow capacity for existing facilities of the IXC. Possible uses of optical windows by ILECs include connection of its central offices to other central offices or access tandems. An ILEC may also use such agreements as a cost-effective way to upgrade its network facilities. A CLEC may use optical window agreements as a way of "filling out" its network.

     The Company also will offer its carrier customers the use of an OC-48 optical window to create a high quality, ring redundant means to efficiently deliver its calls to a significant number of end-users along these rings and aggregate, for further long haul transport, the outgoing calls of that carrier's customers along such rings to a regional points of interconnection between the carrier's network and DTI's network. DTI will be able to offer this service because (i) its network will be physically interconnected with major IXC POPs in a region, (ii) the DTI network will typically be interconnected through its own or leased facilities to major ILEC access tandems in a region, and (iii) the DTI network will integrate high capacity switches. Currently, IXCs have to provide for the transport between each of their POPs and from each of those POPs to each of the access tandems in the areas adjacent to such POPs, which can involve the use of multiple networks and carriers. DTI believes that its method of transporting an IXC's traffic directly to access tandems would be attractive to an IXC because it should (i) reduce the administrative burden on the IXC of terminating such calls, because the IXC will have to contract with only one carrier to reach the ILEC access tandems, (ii) result in greater reliability, because the calls are transported over a newer system, with fewer potential points of failure, and (iii) result in greater accountability, because fewer telecommunications companies may be involved in the delivery of such traffic. The Company expects that it would charge the IXC on a per-optical window, per-mile basis.

     Dedicated Bandwidth Services. Through its other wholesale network capacity agreements, also referred to as dedicated bandwidth agreements, the Company provides carriers with bandwidth capacity on the DTI network in increments of less than a full OC-48 optical window, such as a DS-3. The carrier customer in a dedicated bandwidth agreement does not have exclusive use of any particular strand of fiber or wavelength, but instead has the right to transmit a certain amount of bandwidth between two points along the DTI network. The carrier customer provides a telecommunications signal to DTI, and DTI provides all fiber and electronic equipment necessary to transmit the signal to the end point. This capacity may or may not be along a DTI regional ring providing redundancy. Dedicated bandwidth agreements typically have terms ranging from five to 20 years, require the customer to pay for such capacity regardless of the level of usage, and require fixed monthly payments or a combination of advance payments and subsequent monthly payments over the term of the agreement. DTI offers some customers the right to switch their service from dedicated bandwidth agreements to IRUs. DTI customers with dedicated bandwidth agreements include AT&T, MCI WorldCom and Ameritech Cellular.

     IRUs. Through IRUs, the Company provides carrier customers specified strands of optical fiber, (which are used exclusively by the carrier customer), while the carrier customers are responsible for providing the electronic equipment necessary to transmit communications along the fiber. IRUs, which are accounted for as operating leases, typically have terms of 10 to 20 years and require substantial advance payments and additional fixed annual maintenance payments over the term of the agreement. Uses of IRUs by an IXC are the same as those for optical windows or dedicated bandwidth agreements, but permit a customer to use its own electronic equipment to light up the fibers at any level of capacity it chooses. DTI's IRU customers include IXC Communications, Sprint/United Telephone and MCI WorldCom.

     Other Wholesale Services. DTI offers its end-user services on a wholesale basis to other carriers for resale. For example, a private line could be leased to an IXC to transmit the traffic of its large business customers, which are located on, or near the DTI network from the premises of such customers to the IXC's POPs, using the DTI network exclusively. In addition, upon the installation of its high-capacity switches at strategic points on the DTI network, the Company in the future will have the capacity to provide wholesale local switched services to its carrier customers.

     End-User Services. End-user services are telecommunications services provided to business and governmental end-users. The Company currently provides private line services connecting certain points on a given end-user's private telecommunications network and in the past has established connections between such private network and the facilities of that end-user's long distance service provider.

     Private Line Services. A private line is an unswitched, generally non-exclusive, lighted telecommunications transmission circuit used to transport data, voice and video communications. The customer may use a private line for communications between otherwise unconnected points on its internal network or to connect its facilities to a switched IXC. Private line calls are generally routed by a customer through the customer's Private Branch Exchange ("PBX") facilities to a receiving terminal on DTI's network. DTI then transmits the signals over the DTI network to the customer's terminal in the call recipient's area or to the POP for the customer's long distance provider. For example, the Company has established private line bypass services for a major hospital in the St. Louis metropolitan area. The Company's current private line service agreements have terms ranging from three to 40 years and typically require a one-time installation charge as well as fixed monthly payments throughout the term of the agreement regardless of level of usage.

Sales and Marketing

     The Company's sales and marketing staff is currently organized into two groups: carrier's carrier services and end-user services. DTI currently has one person focusing solely on carrier's carrier services and two direct sales and marketing personnel pursuing sales of end-user services. Sales personnel are compensated through a combination of salary and commissions. The Company plans to significantly expand its sales and marketing activities. The Company currently has sales offices in St. Louis and Springfield. DTI also plans to hire additional personnel (not including additional carrier's carrier and end-user sales personnel) to form a separate marketing force to implement its marketing strategies.

     Carrier's Carrier Services. DTI's carrier's carrier services are marketed and sold to facilities-based and nonfacilities-based carriers that require capacity in the form of IRUs and wholesale network capacity agreements to provide added capacity in markets they currently serve, bridge geographic gaps in their facilities or require geographically different routing of their long distance or local traffic. The Company relies on direct selling to other carriers on a wholesale basis. DTI's sales efforts also emphasize providing continued customer support services to its existing customers. The Company intends to distinguish itself in the carrier's carrier market on the basis of pricing, quality, availability of capacity and flexibility and range of services.

     End-User Services. Through its direct sales personnel, DTI markets and sells its end-user services to business and governmental end-users that require private line services among multiple office sites or data centers and between the end-user's private network and its long distance provider. End-user sales generally are project-driven and typically involve sales cycles of two to six months. For customers that are not located on the local rings of the DTI network, the Company will consider leasing circuits from the local ILEC or other telecommunications company or, if necessary, build out its network directly to such customers. DTI does not currently anticipate offering switched long distance services under a Company brand. The Company intends to distinguish itself to end-users on the basis of pricing, customer responsiveness and creative product implementation.

Competition

     The telecommunications industry is highly competitive. The Company competes and, as it expands its network, expects to continue to compete with numerous established facilities-based IXCs, ILECs and CLECs. Many of these competitors have substantially greater financial and technical resources, long-standing relationships with their customers and the potential to subsidize competitive services from less competitive service revenues. DTI is aware that other facilities-based providers of local and long distance telecommunications services are planning and constructing additional networks that, if and when completed, could employ advanced fiber optic technology similar to, or more advanced than, the DTI network. Such competing networks may also have operating capability similar to, or more advanced than, that of the DTI network and be positioned geographically to compete directly with the DTI network for many of the same customers along a significant portion of the same routes. Unlike certain of the Company's competitors, who are constructing or have announced plans to construct nationwide fiber optic networks, DTI is deploying a network design that it believes will allow it to address secondary and tertiary markets located along the DTI network's regional rings, which markets the Company believes are underserved by existing carriers and are not expected to be the primary targets of such newly constructed long distance networks.

     The Company competes primarily on the basis of price, transmission quality, reliability and customer service and support. Prices have been declining and are expected to continue to do so. The Company's competitors in carrier's carrier services include many large and small IXCs including AT&T, MCI WorldCom, Sprint, IXC Communications, Qwest and McLeod. The Company competes with both LECs and IXCs in its end-user business. In the end-user private line services market, the Company's principal competitors are SBC, GTE and Sprint/United Telephone. In the local exchange market, the Company expects to face competition from ILECs and other competitive providers, including non-facilities based providers, and, as the local markets become opened to IXCs under the Telecom Act, from long distance providers. See "--Regulatory Matters."

     Some major long distance and local telecommunications service providers have also recently indicated a willingness to consolidate their operations to offer a joint long distance and local package of telecommunications services. MCI WorldCom, together with its wholly-owned subsidiaries MFS, Brooks Fiber, and MCImetro, currently provides both local exchange and long distance telecommunications services throughout the United States. Unlike MCI WorldCom, however, DTI's network is designed to reach secondary and tertiary markets, which are substantially bypassed by MCI WorldCom's long-haul and local exchange networks. Qwest, a communications provider building a coast-to-coast fiber optic network in the United States, completed its merger with LCI International, Inc., a retail long distance provider, becoming the nation's fourth largest long distance company. In addition, AT&T announced its agreement to acquire TCG, a facilities-based CLEC with networks in operation in 57 markets in the United States, and SBC has announced agreements to acquire Ameritech, one of the original seven RBOCs, and SNET. Bell Atlantic Corporation has also announced its agreement to acquire GTE. Further, Qwest, a communications provider building a 18,449-mile fiber optic network in the United States, announced its agreement to acquire LCI International Inc., a retail long distance provider, which acquisition would create the nation's fifth largest long distance company. The Company also believes that high initial network cost and low marginal costs of carrying long distance traffic have led to a trend among non-facilities-based carriers to consolidate in order to achieve economies of scale. Such consolidation among significant telecommunications carriers could result in larger, better-capitalized competitors that can offer a "one-stop shopping" combination of long distance and local switched services in many of DTI's target markets

     Certain companies, such as Level 3 Communications, Inc., have recently announced efforts to use Internet technologies to supply telecommunications services, potentially leading to a lower cost of supplying these services and therefore increased pressure on IXCs and other telecommunications companies to reduce their prices. There can be no assurance that the Company's IXC and other carrier customers will not experience substantial decreases in call volume or pricing due to competition from Internet-based telecommunications, which could lead to a decreased need for the Company's services, or a reduction in the amount these companies are willing or able to pay for the Company's services. There can also be no assurance that the Company will be able to offer its telecommunications services to end-users at a price that is competitive with the Internet-based telecommunications services offered by these companies. The Company does not currently market to ISPs and therefore may not realize any revenues from the Internet-based telecommunications market. If the Company does commence marketing to ISPs there can be no assurance that it will be able to do so successfully, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition to IXCs and LECs, entities potentially capable of offering local switched services in competition with the DTI network include cable television companies, such as Tele-Communications, Inc. ("TCI") which is the second largest cable television company in the United States and has agreed to be acquired by AT&T, electric utilities, microwave carriers, wireless telephone system operators and large subscribers who build private networks. Previous impediments to certain utility companies entering telecommunications markets under the Public Utility Holding Company Act of 1935 were also removed by the Telecom Act, at the same time creating both a new competitive threat and a source of strategic business and customer relationships for DTI.

     In the future, the Company may be subject to more intense competition due to the development of new technologies, an increased supply of transmission capacity, the consolidation in the industry among local and long distance service providers and the effects of deregulation resulting from the Telecom Act. The telecommunications industry is experiencing a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite transmission capacity for services similar to those provided by the Company. For instance, recent technological advances permit substantial increases in transmission capacity of both new and existing fiber, and certain companies have begun to deploy and use ATM network backbones for both data and packetized voice transmission and announced plans to transport interstate long distance calls via such voice-over-data technology. The introduction of such new products or emergence of such new technologies may reduce the cost or increase the supply of certain services similar to those provided by the Company. The Company cannot predict which of many possible future product and service offerings will be crucial to maintain its competitive position or what expenditures will be required to profitably develop and provide such products and services.

     The Company believes its existing and planned rights-of-way along interstate highway systems and public utility infrastructures have played and could continue to play a significant role in achieving its business objectives. However, there can be no assurance that competitors will not obtain rights to use the same or similar rights-of-way for expansion of their communications networks.

     Many of the Company's competitors and potential competitors have financial, personnel, marketing and other resources significantly greater than those of the Company, as well as other competitive advantages. A continuing trend toward business combinations and alliances in the telecommunications industry may increase the resources available to DTI's competitors and create significant new competitors. The ability of DTI to compete effectively will depend upon, among other things, its ability to deploy the planned DTI network and to maintain high quality services at prices equal to or below those charged by its competitors. There can be no assurance that the Company will be able to compete successfully with existing competitors or new entrants in the markets for carrier's carrier and end-user services and any of the other services DTI plans to offer in the future. Failure of the Company to do so would have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

Regulatory Matters

     General Regulatory Environment. The Company's operations are subject to extensive Federal and state regulation. Carrier's carrier and end-user services are subject to the provisions of the Communications Act of 1934, as amended, including the Telecom Act, and the FCC regulations thereunder, as well as the applicable laws and regulations of the various states, including regulation by public utility commissions and other state agencies. Federal laws and FCC regulations apply to interstate telecommunications, while state regulatory authorities have jurisdiction over telecommunications both originating and terminating within the state. The regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. Moreover, as deregulation at the Federal level occurs, some states are reassessing the level and scope of regulation that may be applicable to telecommunications service providers, such as the Company. All of the Company's operations are also subject to a variety of environmental, safety, health and other governmental regulations. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on the Company, or that domestic regulators or third parties will not raise material issues with regard to the Company's compliance or noncompliance with applicable regulations.

     A recent Federal legislative change, the Telecom Act, may have potentially significant effects on the operations of the Company. The Telecom Act, among other things, allows the RBOCs to enter the long distance business after meeting certain competitive market conditions, and enables other entities, including entities affiliated with power utilities and ventures between ILECs and cable television companies, to provide an expanded range of telecommunications services. The General Telephone Operating Companies may enter the long distance markets without meeting these FCC criteria. Entry of such companies into the long distance business would result in substantial competition for carrier's carrier service customers, and may have a material adverse effect on the Company and such customers. However, the Company believes the RBOCs' and other companies' participation in the market will provide opportunities for the Company to lease dark fiber or sell wholesale network capacity.

     Under the Telecom Act, the RBOCs may immediately provide long distance service outside those states in which they provide local exchange service ("out-of-region" service), and long distance service within the regions in which they provide local exchange service ("in-region" service) upon meeting certain conditions. The General Telephone Operating Companies may enter the long distance market without regard to limitations by region. The Telecom Act does, however, impose certain restrictions on, among others, the RBOCs and General Telephone Operating Companies in connection with their provision of long distance services. Out-of-region services by RBOCs are subject to receipt of any necessary state and/or Federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service. In-region services by RBOCs are subject to specific FCC approval and satisfaction of other conditions, including a checklist of pro-competitive requirements.

     On December 31, 1997, the United States District Court for the Northern District of Texas (the "SBC Court"), overturned as unconstitutional the provisions of the Telecom Act which prohibited RBOCs from providing inter-LATA long distance services within their own region without demonstrating that the local exchange market was opened to local competition. The decision, however, affected only SBC Communications, Inc. and U.S. West, Inc. On January 2, 1998, AT&T, MCI and other intervenors in the SBC Court proceeding filed a petition for stay with the SBC Court. On January 5, 1997, the FCC also filed a petition for stay of the decision in the SBC Court. On February, 11, 1998, the SBC Court temporarily stayed its December 31st decision which stay placed those provisions of the Telecom Act which had been found unconstitutional back into effect and foreclosed, temporarily, the RBOCs from providing inter-LATA long distance service within their own service regions without FCC approval. On September 4, 1998, the U.S. Court of Appeals for the Fifth Circuit ("Fifth Circuit Court") found that Section 271 through 275 of the Telecom Act were constitutional, and reversed the SBC Court's ruling. SBC has not decided whether to appeal the ruling to the U.S. Supreme Court.

     On March 20, 1998, on reconsideration, the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") upheld the FCC's ruling which rejected the application of SBC Communications to offer long-distance in-region service. The FCC also has rejected Ameritech's request to provide long-distance in-region service in Michigan and BellSouth's requests to provide long-distance in-region service in South Carolina and Louisiana. On July 9, 1998, BellSouth re-filed its request to provide long distance in-region service in Louisiana, which request remains pending before the FCC. On September 25, 1998, a three-judge panel of the D.C. Circuit heard argument challenging the FCC's denial of Bell South Corp.'s to provide interLATA service in South Carolina. In addition, in response to petitions of mandamus filed by the Iowa Utilities Board and other petitioners, the U.S. Court of Appeals for the Eighth Circuit (the "Eighth Circuit"), on January 22, 1998, ordered the FCC to abide by the SBC Court's mandate and refrain from subsequent attempts to apply either directly or indirectly the FCC's vacated pricing policies and to confine its consideration of whether a RBOC has complied with the pricing methodology and rules adopted by state commission and in effect in the respective states in which such RBOC seeks to provide in-region, interLATA services for Section 271 purposes.

     On September 28, 1998, the FCC barred U S West and Ameritech from marketing long distance service on behalf of Qwest Communications, Inc. ("Qwest"). The FCC found that the arrangements which permitted the RBOCs to collect fees for referring customers to Qwest violated the Telecom Act. U S West stated that it will appeal the FCC's ruling. Ameritech has not determined its course of action.

     The RBOCs may provide in-region long distance services only through separate subsidiaries with separate books and records, financing, management and employees, and all affiliate transactions must be conducted on an arm's length and nondiscriminatory basis. The RBOCs are also prohibited from jointly marketing local and long distance services, equipment and certain information services unless competitors are permitted to offer similar packages of local and long distance services in their market. Further, the RBOCs must obtain in-region long distance authority before jointly marketing local and long distance services in a particular state. Additionally, AT&T and other major carriers serving more than 5% of presubscribed long distance access lines in the United States are also restricted from packaging other long distance services and local services provided over RBOC facilities. The General Telephone Operating Companies are subject to the provisions of the Telecom Act that impose interconnection and other requirements on ILECs. General Telephone Operating Companies providing long distance services must obtain regulatory approvals otherwise applicable to the provision of long distance services.

     Federal Regulation. The FCC classifies the Company as a non-dominant carrier. Generally, the FCC has chosen not to exercise its statutory power to closely regulate the charges, practices or classifications of non-dominant carriers. However, the FCC has the power to impose more stringent regulation requirements on the Company and to change its regulatory classification. In the current regulatory atmosphere, the Company believes the FCC is unlikely to do so with respect to the Company's service offerings.

     The FCC regulates many of the charges, practices and classifications of dominant carriers to a greater degree than non-dominant carriers. Among domestic carriers, large ILECs and the RBOCs are currently considered dominant carriers for the provision of interstate access services, while all other interstate service providers are considered non-dominant carriers. On April 18, 1997, the FCC ordered that the RBOCs and independent CLECs offering domestic interstate inter-LATA services, in-region or out-of-region, be regulated as non-dominant carriers. However, such services offered in-region must be offered in compliance with the structural separation requirements mentioned above. AT&T was classified as a dominant carrier, but AT&T successfully petitioned the FCC for non-dominant status in the domestic interstate interexchange market in October 1995 and in the international market in May 1996. Therefore, certain pricing restrictions that once applied to AT&T have been eliminated. A number of parties have, however, sought the FCC's reconsideration of AT&T's status. The Company is unable to predict the outcome of these proceedings on its operations.

     As a non-dominant carrier, the Company may install and operate wireline facilities for the transmission of domestic interstate communications without prior FCC authorization, but must obtain all necessary authorizations from the FCC for use of any radio frequencies. Non-dominant carriers are required to obtain prior FCC authorization to provide international telecommunications; however the Company currently does not and has no intent to provide international services. The FCC also must provide prior approval of certain transfers of control and assignments of operating authorizations. Non-dominant carriers are required to file periodic reports with the FCC concerning their interstate circuits and deployment of network facilities. The Company is required to offer its interstate services on a nondiscriminatory basis, at just and reasonable rates, and is subject to FCC complaint procedures. While the FCC generally has chosen not to exercise direct oversight over cost justification or levels of charges for services of non-dominant carriers, the FCC acts upon complaints against such carriers for failure to comply with statutory obligations or with the FCC's rules, regulations and policies. The Company could be subject to legal actions seeking damages, assessment of monetary forfeitures and/or injunctive relief filed by any party claiming to have been injured by the Company's practices. The Company cannot predict either the likelihood of the filing of any such complaints or the results if filed.

     Under existing regulations, non-dominant carriers are required to file with the FCC tariffs listing the rates, terms and conditions of both interstate and international services provided by the carrier. On October 29, 1996, the FCC adopted an order in which it eliminated, as of September 1997, the requirement that non-dominant interstate carriers such as the Company maintain tariffs on file with the FCC for domestic interstate services, and in fact prohibited the filing of such tariffs. Such carriers were given the option to cease filing tariffs during a nine-month transition period that concluded on September 22, 1997. The FCC's order was issued pursuant to authority granted to the FCC in the Telecom Act to "forbear" from regulating any telecommunications service provider if the FCC determines that the public interest will be served. However, on February 19, 1997, the D.C. Circuit suspended the FCC's order pending further expedited judicial review and/or FCC reconsideration. In August 1997, the FCC issued an order on reconsideration in which it affirmed its decision to impose complete or mandatory detariffing, although it decided to allow optional or permissive tariffing in certain limited circumstances (including interstate, domestic, interexchange dial-around services, which end-users access by dialing a carrier's 10XXX access code). Several parties filed petitions for further consideration and three parties have filed petitions for review of order on reconsideration in the D.C. Circuit. This order also remains subject to the D.C. Circuit's stay pending further judicial review. The Company cannot predict the ultimate outcome of this or other proceedings on its service offerings or operations.

     On May 8, 1997, the FCC released an order intended to reform its system of interstate access charges to make that regime compatible with the pro-competitive deregulatory framework of the Telecom Act. Access service is the use of local exchange facilities for the origination and termination of interexchange communications. The FCC's historic access charge rules were formulated largely in anticipation of the 1984 divestiture of AT&T and the emergence of long distance competition, and were designated to replace piecemeal arrangements for compensating ILECs for use of their networks for access, to ensure that all long distance companies would be able to originate and terminate long distance traffic at just, reasonable, and non-discriminatory rates, and to ensure that access charge revenues would be sufficient to provide certain levels of subsidy to local exchange service. While there has been pressure on the FCC historically to revisit its access pricing rules, the Telecom Act has made access reform timely. The FCC's recent access reform order adopts various changes to its rules and policies governing interstate access service pricing designed to move access charges, over time, to more economically efficient levels and rate structures. Among other things, the FCC modified rate structures for certain non-traffic sensitive access rate elements, moving some costs from a per-minute-of-use basis to flat-rate recovery, including one new flat rate element; changed its structure for interstate transport services; and affirmed that ISPs may not be assessed interstate access charges. In response to claims that existing access charge levels are excessive, the FCC stated that it would rely on market forces first to drive prices for interstate access to levels that would be achieved through competition but that a "prescriptive" approach, specifying the nature and timing of changes to existing access rate levels, might be adopted in the absence of competition. On August 19, 1998, the Eighth Circuit upheld the FCC's decision in regard to interstate access charges. Though the Company believes that access reform through lowering and/or eliminating excessive access services charges will have a positive effect on its services offerings and operations, it cannot predict how or when such benefits may present themselves, or the outcome of additional judicial appeals or pending petitions for FCC reconsideration.

     On August 1, 1996, the FCC adopted an order in which it attempted to adopt a framework of minimum, national rules to enable the states and the FCC to implement the local competition provisions of the Telecom Act. This order included pricing rules that apply to state commissions when they are called on to arbitrate rate disputes between ILECs and entities entering the local telephone market. The order also included rules addressing the three paths of entry into the local telephone market. Several parties filed appeals of the order, which were consolidated in the Eighth Circuit. On October 15, 1996, the U.S. Court of Appeals for the Eighth Circuit issued a stay of the implementation of certain of the FCC's rules and on July 18, 1997, the Court issued its decision finding that the FCC lacked statutory authority under the Telecom Act for certain of its rules. In particular, the Court found that the FCC was not empowered to establish the pricing standards governing unbundled local network elements or wholesale local services of the ILECs. The Court also struck down other FCC rules, including one that would have enabled new entrants to "pick and choose" from provisions of established interconnection agreements between the ILECs and other carriers. The Court rejected certain other objections to the FCC rules brought by the ILECs or the states, including challenges to the FCC's definition of unbundled elements, and to the FCC's rules allowing new competitors to create their own networks by combining ILEC network elements together without adding additional facilities of their own. On October 14, 1997, the Eighth Circuit ruled in favor of those ILECs and substantially modified its July 18, 1997 decision. The Eighth Circuit ruled that ILECs cannot be compelled to "combine" two or more unbundled elements into "platforms" or combinations, finding that IXCs must either combine the elements themselves, or purchase entire retail services at the applicable wholesale discounts if they wish to offer local services to their customers. The latter omission was the subject of petitions for reconsideration filed with the Eighth Circuit by ILECs. On August 10, 1998, the Eighth Circuit upheld the FCC's determination that ILECs have the duty to provide unbundled access to "shared transport" as a network element. On September 24, 1998, GTE Corporation, SBC Communications, Inc., Ameritech Corporation, Bell Atlantic Corporation, and U.S. West, among others, asked the Eighth Circuit to reconsider its August 10, 1998 ruling.

     The overall impact of the Eighth Circuit's decisions is to materially reduce the role of the FCC in fostering local competition, including its ability to take enforcement action if the Telecom Act is violated, and increase the role of state utility commissions. The Supreme Court recently announced that it would review the Eighth Circuit's decision. Meanwhile, certain state commissions have asserted that they will be active in promoting local telephone competition using the authority they have under the ruling, lessening the significance of the reduced FCC role. At this time the impact of the Eighth Circuit's decisions cannot be evaluated, but there can be no assurance that the Eighth Circuit's decisions and related developments will not have a material adverse effect on the Company. Furthermore, other FCC rules related to local telephone competition remain the subject of legal challenges, and there can be no assurance that decisions affecting those rules will not be adverse to companies seeking to enter the local telephone market.

     The FCC also released a companion order on universal service reform on May 8, 1997. The universal availability of basic telecommunications service at affordable prices has been a fundamental element of U.S. telecommunications policy since enactment of the Communications Act of 1934. The current system of universal service is based on the indirect subsidization of ILEC pricing, funded as part of a system of direct charges on some ILEC customers, including interstate telecommunications carriers such as the Company, and above-cost charges for certain ILEC services such as local business rates and access charges. In accordance with the Telecom Act, the FCC adopted plans to implement the recommendations of a Federal-State Joint Board to preserve universal service, including a definition of services to be supported, and defining carriers eligible for contributing to and receiving from universal service subsidies. The FCC ruled, among other things, that: contributions to universal service funding be based on all interstate telecommunications carriers' gross revenues from both interstate and international telecommunications services;

only common carriers providing a full complement of defined local services be eligible for support; and up to $2.25 billion in new annual subsidies for discounted telecommunications services used by schools, libraries, and rural health care providers be funded by an assessment on total interstate and intrastate revenues of all interstate telecommunications carriers. The FCC, however, for the period January 1, 1998 through June 30, 1999, has placed a $1.925 billion cap on funds to be collected and disbursed with no carryover of unused funding authority to subsequent fiscal years. The FCC has initiated a proceeding to obtain comments on the mechanism for continued support of universal service in high cost areas in a subsequent proceeding. The Company is unable to predict the outcome of these proceedings or of any judicial appeal or petition for FCC reconsideration on its operations.

     On April 11, 1997, the FCC released an order requiring that all carriers transition from three-digit to four-digit Carrier Identification Codes ("CICs") by January 1, 1998. CICs are the suffix of a carrier's Carrier Access Code ("CAC"), and the transition will expand CACs from five (10XXX) to seven digit (101XXXX). These codes permit customers to reach their carrier of choice from any telephone. In response to petitions for reconsideration of this design, arguing in part that this short transition (following the FCC's proposal for a six year transition) does not permit carriers sufficient time to make necessary hardware and software upgrades or to educate their customers regarding the need to dial additional digits to reach their carrier of choice, on October 20, 1997, the FCC modified its decision. The FCC created a "two step" end to the transaction in which three and four digit Feature Group D CICs co-exist. By January 1, 1998, all LECs that provide equal access must have completed switch changes to recognize four digit CICs (First Phase). The second phase ended June 30, 1998 on which date only four digit CICs and seven digit CACs will be recognized. The FCC, however, released a declaratory ruling on May 1, 1998 which clarified that blocking of three-digit CICs must not begin until July 1, 1998 and granted all LECs a waiver to permit the phase-in of three-digit CICs over two months beginning July 1, 1998 and ending September 1, 1998.

     On October 25, 1994, Congress enacted the Communications Assistance for Law Enforcement Act ("CALEA"), which requires telecommunications carriers to modify their equipment, facilities and services to ensure that they are able to comply with authorized electronic surveillance. On March 3, 1998, the Federal Bureau of Investigation issued its Final Notice of Capacity. Actual carrier capacity compliance is mandated as of October 25, 1998, with maximum carrier capacity compliance is effective March 12, 2001. For wireline carriers, counties have been selected as the appropriate geographic basis for expressing interception capacity requirements for telecommunications carriers offering local exchange service. Over 66 percent of all counties have an actual capacity requirement of two, and a maximum capacity requirement of three, simultaneous interceptions. Approximately 90 percent of all counties have an actual capacity requirement of 12 or less, and a maximum capacity requirement of 16, simultaneous interceptions or less. Telecommunications carriers may be reimbursed by the government for certain reasonable costs directly associated with achieving CALEA. The FCC has not taken final action in the CALEA proceeding and the Company is unable to predict the outcome to the proceeding on its operations.

     The FCC also recently has commenced a proceeding to determine methods by which Telecommunications Relay Services ("TRS") for persons with hearing and speech disabilities may be improved. Currently, interstate common carriers are required to contribute to the TRS fund for provision of services to hearing and speech disabled persons. The FCC tentatively concluded that within two years of the publications of the final rules in the proceeding, all common carriers providing voice transmission services must ensure that speech-to-speech relay services are available to callers with speech disabilities in their service areas. The Company is unable to predict the outcome to the proceeding on its operations.

     As a facilities-based, switched LEC, the Company will be required to comply with local number portability rules and regulations. Compliance may require changes in the Company's business processes and support systems and may impact its call processing.

     State Regulation. The Company is also subject to various state laws and regulations. Most public utilities commissions require providers such as the Company to obtain authority from the commission prior to the initiation of service. In most states, the Company also is required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate and, in some cases, interstate. The Company also is required to update or amend its tariffs when it adjusts its rates or adds new products, and is subject to various reporting and record-keeping requirements.

     Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. There can be no assurance that state utilities commissions or third parties will not raise issues with regard to the Company's compliance with applicable laws or regulations.

     The Company has all necessary authority to offer local and interstate and intrastate long-haul services in Missouri. The Company is authorized to provide intrastate long-haul service in Illinois. The Company has been deemed to be a "telecommunications utility" in Kentucky, and expects to receive authority to offer local and interstate and intrastate long haul services in Arkansas, Iowa, Kansas, and Oklahoma within the next 90 to 120 days. The Company will seek authority in other states as and when needed as a result of its network build-out.

     Many issues remain open regarding how new local telephone carriers will be regulated at the state level. For example, although the Telecom Act preempts the ability of states to forbid local service competition, the Telecom Act preserves the ability of states to impose reasonable terms and conditions of service and other regulatory requirements. However, these statutes and related questions arising from the Telecom Act will be elaborated through rules and policy decisions made by PUCs in the process of addressing local service competition issues.

     The Company also will be heavily affected by state PUC decisions related to the ILECs. For example, PUCs have significant responsibility under the Telecom Act to oversee relationships between ILEC's and their new competitors with respect to such competitors' use of the ILEC's network elements and wholesale local services. PUCs arbitrate interconnection agreements between the ILECs and new competitors such as the Company when necessary. PUCs are considering ILEC pricing issues in major proceedings now underway. PUCs will also determine how competitors can take advantage of the terms and conditions of interconnection agreements that ILECs reach with other carriers. It is too early to evaluate how these matters will be resolved, or their impact on the ability of the Company to pursue its business plan.

     States also regulate the intrastate carrier's carrier services of the ILECs. The Company is required to pay such access charges to originate and terminate its intrastate long distance traffic. The Company could be adversely affected by high access charges, particularly to the extent that the ILECs do not incur the same level of costs with respect to their own intrastate long distance services. A related issue is use by certain ILECs, with the approval of PUCs, of extended local area calling that converts otherwise competitive intrastate toll service to local service. States also are or will be addressing various intraLATA dialing parity issues that may affect competition. It is unclear whether state utility commissions will adopt changes in their rules governing intrastate access charges similar to those recently approved by the FCC for interstate access or whether the outcome of currently pending litigation will give PUCs the power to set such access charges. The Company's business could be adversely affected by such changes.

     The Company also will be affected by how states regulate the retail prices of the ILECs with which it competes. The Company believes that, as the degree of intrastate competition increases, the states will offer the ILECs increasing pricing flexibility. This flexibility may present the ILECs with an opportunity to subsidize services that compete with the Company's services with revenues generated from non-competitive services, thereby allowing ILECs to offer competitive services at lower prices than they otherwise could. The Company cannot predict the extent to which this may occur or its impact on the Company's business.

     Those states that permit the offering of intrastate/intra-LATA service by IXCs generally require that end-users desiring to use such services dial special access codes. Regulatory agencies in a number of states have issued decisions that would permit the Company and other IXCs to provide intra-LATA calling on a 1 + basis. Further, the Telecom Act requires in most cases that the RBOCs provide such dialing parity coincident to their providing in-region inter-LATA services. The Company expects to benefit from the ability to offer 1 + intra-LATA services in states that allow this type of dialing parity.

Item 2.   Properties

     The Company's network in progress and its fiber optic cable, transmission equipment and other component assets are the principal properties owned by the Company. The Company's installed fiber optic cable is laid under the various rights-of-way held by the Company. Other fixed assets are located at various leased locations in geographic areas served by the Company. The Company believes that its existing properties are adequate to meet its anticipated needs in the markets in which it has deployed or begun to deploy the DTI network and that additional facilities are and will be available to meet its development and expansion needs in existing and planned markets for the foreseeable future.

     The Company's principal executive offices and its Network Operations Center are located at 8112 Maryland Avenue, 4th Floor, St. Louis, Missouri 63105, and its telephone number is (314) 253-6600. The Company also leases additional office and equipment space in St. Louis, Missouri from Mr. Weinstein at market rates under an agreement that expires on December 31, 1998. See "Certain Relationships and Related Transactions." The Company is also constructing network operations facilities in Kansas City, Missouri.

Item 3.  Legal Proceedings

     On June 20, 1995, the Company and Mr. Weinstein were named as defendants in a suit brought in the Circuit Court of St. Louis County, Missouri, in a matter styled Alfred H. Frank v. Richard D. Weinstein and Digital Teleport, Inc. The plaintiff alleges that (i) he entered into an oral contract with the defendants pursuant to which he was to receive 40% of the Common Stock, (ii) he provided services to DTI, for which he was not and should be compensated, and (iii) the defendants misrepresented certain facts to the plaintiff in order to induce him to loan money and provide services to the defendants. Based on these allegations, the plaintiff is suing for breach of contract, quantum meruit and fraud and is seeking actual monetary damages, punitive damages and a percentage of the common stock of the Company. The Company and Mr. Weinstein believe the plaintiff's claims are without merit and intend to defend themselves vigorously.

     It is not possible to determine what impact, if any, an unfavorable outcome in the Frank litigation would have on the financial condition, results of operations or cash flows of the Company. Mr. Weinstein has agreed personally to indemnify DTI against any and all losses resulting from any judgments and awards rendered against the Company in this litigation. Mr. Weinstein has also agreed personally to indemnify KLT against any and all losses resulting from any judgments and awards rendered against the Company in this litigation and has pledged his Common Stock in the Company in favor of KLT to secure such obligation. See "Certain Relationships and Related Transactions."

     From time to time, the Company is named as a defendant in routine lawsuits incidental to its business. Based on the information currently available, the Company believes that none of such current proceedings, individually or in the aggregate, will have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                    Part II.

Item 5.  Market  for the  Registrant's  Common  Stock and  Related  Shareholders
Matters

     There is no existing trading market for the Company's common stock. As of June 30, 1998, there was one holder of the Company's common stock. The Company has never declared or paid cash dividends on its common stock. It is the Company's present intention to retain all future earnings for use in its business and, therefore, it does not expect to pay cash dividends on the common stock in the foreseeable future. The declaration and payment of dividends on the common stock is restricted by the terms of the Company's indebtedness under the indenture pursuant to which the Company issued its Senior Discount Notes.

     On February 23, 1998, the Company consummated a private placement in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to which the Company issued and sold 506,000 units (the "Units") consisting of $506 million aggregate principal amount at maturity of Senior Discount Notes and warrants to purchase 3,926,560 shares of Common Stock (the "Warrants"). The Senior Discount Notes were sold at an aggregate price of $275.2 million, and the Company received approximately $264.7 million net proceeds, after deductions for offering expenses. The Warrants were allocated a value of $10 million. The Senior Discount Notes were initially purchased by Merrill Lynch, Pierce, Fenner & Smith Incorporated, and TD Securities USA Inc and were resold in accordance with Rule 144A and Regulation S under the Securities Act. On September 15, 1998, the Company completed an exchange offering registered under the Securities Act, of Series B Senior Discount Notes due 2008 in exchange for all outstanding Senior Discount Notes. The form and terms of the Series B Senior Discount Notes are identical in all material respects to those of the Senior Discount Notes, except for certain transfer restrictions and registration rights relating to the privately placed Senior Discount Notes and except for certain interest provisions related to such registration rights. Together the Series B Senior Discount Notes and the privately placed Senior Discount Notes are referred to herein as the "Senior Discount Notes."

     The Company used approximately $19 million of the $264.7 million net proceeds of the Senior Discount Notes for construction of its fiber optic telecommunications network and purchase of IRUs, with the remaining net proceeds temporarily invested in certain short-term investment grade securities.

     Through September 30, 1998, under its Incentive Award Plan, the Company granted or became obligated to grant options to purchase an aggregate of 1,325,000 shares (net of 600,000 forfeited shares) of its Common Stock to certain of its directors and key employees at exercise prices ranging from $2.60 to $6.66 per share. Such transactions were completed without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

Item 6. Selected Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below for each of the four years in the period ended June 30, 1998 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data as of and for the year ended June 30, 1994 has been derived from the unaudited consolidated financial statements of the Company, which have been prepared on the same basis as the audited consolidated financial statements of the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations as of the end of and for such periods. The information set forth below should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and the audited consolidated financial statements of the Company and notes thereto and other information included herein.


                                                                  Fiscal Year Ended June 30,
                                              1994(a)        1995(a)        1996(a)         1997           1998
Operating Statement Data:
 Total revenues.........................      $   35,463     $   199,537    $   676,801     $ 2,033,990    $  3,542,771
 Operating expenses:
   Telecommunication services...........              --         165,723        296,912       1,097,190       2,294,181
   Other services.......................              --             --            --           364,495             --
   Selling, general and administrative..          15,781         240,530        548,613         868,809       3,668,540
   Depreciation and amortization........              --          70,500        425,841         757,173       2,030,789

     Total operating expenses                     15,781         476,753      1,271,366       3,087,667       7,993,510

 Income (loss) from operations..........          19,682        (277,216)      (594,565)     (1,053,677)     (4,450,739)
 Interest income (expense) - net........            (588)         (9,516)      (191,810)       (798,087)     (6,991,773)
 Income (loss) before income tax benefit          19,094        (286,732)      (786,375)     (1,851,764)    (11,442,512)
 Income tax benefit.....................             --              --             --        1,214,331       2,020,000
 Net income (loss) (e)..................      $   19,094     $  (286,732)   $  (786,375)    $  (637,433)   $ (9,422,512)

Balance Sheet Data:
 Cash and cash equivalents..............      $   10,512     $   140,220    $   817,391     $ 4,366,906    $251,057,274
 Network and equipment, net.............          39,032       6,788,582     13,064,169      34,000,634      77,771,527
 Total assets...........................          57,844      11,983,497     15,025,758      39,849,136     342,865,160
 Long-term debt.........................              --             --            --               --      277,455,859
 Deferred revenues......................          37,750       5,027,963      6,734,728       9,679,904      16,814,488
 Redeemable Convertible  Preferred Stock              --             --            --        28,889,165            --
(b)
 Stockholders' equity  (deficit) (b)....          19,094        (237,638)    (1,100,703)     (4,729,867)     41,958,122

Other Financial Data:
 Cash flows from operations.............      $   49,544     $ 6,903,884     $  299,710     $ 7,674,272    $ 10,555,957
 Cash flows from investing activities            (39,032)    (11,804,176)    (1,122,569)    (19,417,073)    (45,800,682)
 Cash flows from financing activities...              --       5,030,000      1,500,030      15,292,316     281,935,093
 EBITDA (c).............................          19,682        (206,716)      (168,724)       (259,068)     (2,419,950)
 Capital expenditures...................          39,032       6,804,176      5,663,047      19,876,595      45,800,682
 Ratio of earnings to fixed charges (d).              --             --            --               --             --


(a) Through June 30, 1996, the Company was considered a development stage enterprise focused on developing the DTI network and customer base.

(b) On February 13, 1998, in conjunction with the Senior Discount Notes Offering, the Company amended the terms of the Series A Preferred Stock to provide that it is no longer mandatorily redeemable, and, as a result, the Series A Preferred Stock has been classified with stockholders' equity.

(c) EBITDA represents net loss before interest income (expense), loan commitment fees, income tax benefit, depreciation and amortization. EBITDA is included because the Company understands that such information is commonly used by investors in the telecommunications industry as an additional basis on which to evaluate the Company's ability to pay interest, repay debt and make capital expenditures. Excluded from EBITDA are interest income (expense), loan commitment fees, income taxes, depreciation and amortization, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent, and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles ("GAAP"). Additionally, EBITDA should not be used as a comparison between companies, as it may not be calculated in a similar manner by all companies.

(d) For purposes of calculating the ratio of earnings to fixed charges: (i) earnings consist of loss before income tax benefit, plus fixed charges excluding capitalized interest; and (ii) fixed charges consist of interest expenses and capitalized costs, amortization of deferred financing costs, plus the portion of rentals considered to be representative of the interest factor (one-third of lease payments). For the ended June 30, 1995, 1996 and 1997, and 1998 the Company's earnings were insufficient to cover fixed charges by approximately $296,000, $2.0 million, $2.4 million, $2.5 million and $11.4 million, respectively.

(e) Net loss attributable to Common Stock, loss per share data and weighted average number of share outstanding are not meaningful as there was only one common shareholder and no class of securities was registered.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto and the other financial data appearing elsewhere in this Prospectus.

Overview

     DTI is a facilities-based communications company that is creating an approximately 18,500 route mile digital fiber optic network comprised of 19 regional rings interconnecting primary, secondary and tertiary cities in 37 states. By providing high-capacity voice and data transmission services to and from secondary and tertiary cities, the Company intends to become a leading wholesale provider of regional communications transport services to IXCs and other communications companies. DTI currently provides carrier's carrier services under contracts with AT&T, Sprint, MCI WorldCom, Ameritech Cellular and IXC Communications. The Company also provides private line services to targeted business and governmental end-user customers. DTI is 50% owned by an affiliate of Kansas City Power & Light Company ("KCPL"), which has agreed to be acquired by Western Resources, Inc.

     DTI was incorporated in June 1989. Until 1994, the Company was engaged primarily in developing its business plan, planning its activities, and bidding for and negotiating the following agreements with St. John's Hospital in St. Louis, Missouri ("St. John's"), MHTC and Union Electric. Pursuant to a February 1994 agreement with St. John's, DTI commenced construction of a fiber optic network to provide data communications services between St. John's facilities within the St. Louis area. The Company subsequently established its network control center in suburban St. Louis, which was then interconnected with the St. John's routes. Following the execution of agreements with the MHTC in September 1994 and with Union Electric in October 1994, DTI began construction of a long-haul route between St. Louis and Jefferson City, Missouri. This long-haul route and its local portions enabled DTI to begin providing long haul and local carrier's carrier services in 1996 to certain IXCs, including MCI and WorldCom. During fiscal 1995 and 1996, DTI continued construction of its network, primarily along the Missouri highway system to Kansas City and other Missouri locations. DTI also entered into agreements with St. Louis metropolitan municipalities and other secondary Missouri cities to obtain rights-of-way and construct local loops in such areas. In July 1996, pursuant to its joint venture agreement with KLT Telecom, Inc. ("KLT"), a subsidiary of KCPL, DTI commenced construction of a fiber optic network in the Kansas City metropolitan area.
Since then the Company has been developing and executing its business plan focusing on regional connectivity with access to secondary and tertiary markets, in addition to certain primary markets.

     Revenues. The Company derives revenues principally from (i) the sale of wholesale telecommunications services, primarily through IRUs and wholesale network capacity agreements, to IXCs, such as the Tier 1 carriers, and other telecommunications entities and (ii) the sale of telecommunications services directly to business and governmental end-users. For the year ended June 30, 1998, the Company derived approximately 87% and 13% of its total revenues from carrier's carrier services and end-user services, respectively. Of the Company's total carrier's carrier service revenues, approximately 82% and 18% related to wholesale network capacity services and IRU agreements, respectively.

     During the past several years, market prices for many telecommunications services have been declining, which is a trend the Company believes will likely continue. This decline has had and will continue to have a negative effect on the Company's gross margin, which may not be offset by decreases in the Company's cost of services. However, the Company believes that such decreases in prices may be partially offset by increased demand for DTI's telecommunications services as it expands the DTI network and introduces new services.

     Carrier's carrier services are generally high capacity, private line telecommunications services provided over the Company's owned facilities and facilities obtained through long-term IRUs and, in locations where the DTI network has not been extended or completed, over leased line capacity. Carrier's carrier services generally are provided to (i) facilities-based carriers that require transmission capacity where they have geographic gaps in their facilities, need additional capacity or require alternative routing and (ii) non-facilities-based carriers requiring transmission capacity. Carrier's carrier is a wholesale business characterized by higher net margins than are typically realized through end-user services primarily because carrier's carrier services can be established more quickly and at a lower marketing cost than end-user services.

     DTI derives carrier's carrier services revenues from IRUs and wholesale network capacity agreements. IRUs typically have a term of 10 to 20 years. The Company provides wholesale network capacity services through service agreements for terms of one year or longer which typically require customers to pay for such capacity regardless of level of usage. IRUs, which are accounted for as operating leases, generally require substantial advance payments and periodic maintenance fees over the terms of the agreements. Advance payments are recorded by the Company as deferred revenue and are then recognized on a straight-line basis over the terms of the IRU agreements, as the Company has continuing obligations to guarantee the performance of the fibers under such agreements. These costs are potentially significant, and the Company cannot reasonably estimate such costs over the terms of the IRU agreements due principally to the limited history of operations of the Company to date, the long-term nature of the agreements and the various possible causes of service disruption that the Company must remedy pursuant to the agreements. Fixed periodic maintenance payments are also recognized on a straight-line basis over the term of the agreements as ongoing maintenance services are provided. Wholesale network capacity agreements generally provide for a fixed monthly payment based on the capacity and length of circuit provided and sometimes require substantial advance payments. Advance payments and fixed monthly service payments are recognized on a straight-line basis over the terms of the agreements, which represent the periods during which services are rendered. For the years ended June 30, 1997 and 1998, the Company's three largest carrier customers combined accounted for an aggregate of 70% and 74%, respectively, of carrier's carrier services revenues, or 28% and 65%, respectively, of total revenues. The terms of these agreements are such that there are no stated obligations to return any of the advance payments. The Company's contracts do provide for reduced future payments and varying penalties for late delivery of route segments, and allow the customers, after expiration of grace periods, to delete such non-delivered segment from the system route to be delivered.

     End-user services are telecommunications services provided directly to businesses and governmental end-users. The Company currently provides private line services to end-users to connect certain points on an end-user's private telecommunications network as well as to bypass the applicable ILEC in accessing such end-user's long distance provider. DTI end-user services agreements to date have generally provided for services for a term of one year or longer and for a fixed monthly payment based on the capacity and length of circuit provided, regardless of level of usage. As of June 30, 1998, the Company has received aggregate advance payments of approximately $18.1 million from certain of its customers. Revenues from end-user services and carrier's carrier services are recognized monthly as the services are provided, except with respect to advance payments, for which revenues are deferred and recognized over the life of the agreement on a straight-line basis. Upon expiration, such agreements may be renewed or services may be provided on a month-to-month basis. For the year ended June 30, 1997 and 1998, four customers accounted for all of DTI's end-user services revenue, or an aggregate of 25% and 13%, respectively, of total revenues.

     In fiscal 1997, at the request of a specific carrier customer, the Company designed, constructed and installed innerduct for such customer's own fiber optic network. While the Company does not presently consider the provision of such services to be part of its business strategy, it will consider such opportunities as they arise. The Company expects that future revenues, if any, from network construction services will not be a significant contributor to the Company's overall revenues or results of operations.

     Operating Expenses. The Company's principal operating expenses consist of the cost of telecommunications services, selling, general and administrative ("SG&A") expenses, depreciation and amortization, and, in fiscal 1997, costs of network construction services performed for a third party.

     The cost of telecommunications services consists primarily of the cost of leased line facilities and capacity, and operating costs in connection with its owned facilities. Because the Company currently provides carrier's carrier and end-user services principally over its own network, the cost of providing these services includes a minor amount of leased space (in the form of physical collocation at ILEC access tandems and IXC POPs) and leased line capacity (to fill requirements of a customer contract which are otherwise substantially met on the DTI network and typically where the Company plans to expand the DTI network) and no ILEC access charges. However, leased space and maintenance costs are expected to increase significantly as the Company intends to enter into long-term IRUs to acquire certain routes in the planned DTI network. Further, leased line capacity costs and access charges are expected to increase significantly because the Company expects to obtain access to a greater number of ILEC facilities through leased lines in order to reach end-users and access tandems that cannot be cost-effectively connected to the DTI network in a given local market. Operating costs include, but are not limited to, costs of managing DTI's network facilities, technical personnel salaries and benefits, rights-of-way fees, locating installed fiber to minimize the risk of fiber cuts and property taxes.

     SG&A  expenses  include the cost of salaries,  benefits,  occupancy  costs, sales and marketing expenses and administrative expenses. Selling expenses include commissions for the Company's sales programs, which consist of a percentage of a customer's initial billing, plus a residual percentage of ongoing monthly revenues. The Company plans to add sales offices in selected markets as additional segments of the DTI network become operational. Depreciation and amortization are primarily related to fiber optic cable plant, electronic terminal equipment and network buildings, and are expected to increase as the Company incurs substantial capital expenditures to build and acquire the components of the DTI network and begins to install its own switches. In general, SG&A expenses have increased significantly as the Company has developed and expanded the DTI network. The Company expects to incur significant increases in SG&A expenses to realize the anticipated growth in revenue for carrier's carrier services and end-user services. In addition, SG&A expenses will increase as the Company continues to recruit experienced personnel to implement the Company's business strategy.

     Operating Losses. As a result of development and operating expenses, the Company has incurred significant operating and net losses to date. Losses from operations in fiscal 1996, 1997 and 1998 were $595,000, $1.1 million and $4.5 million, respectively. DTI may incur significant and possibly increasing operating losses and expects to generate negative net cash flows after capital expenditures during at least the next two years of the Company's expansion of the DTI network. There can be no assurance that the Company will achieve or sustain profitability or generate sufficient positive cash flow to meet its debt service obligations and working capital requirements. If the Company cannot achieve operating profitability or positive cash flows from operating activities, it may not be able to service the Senior Discount Notes or to meet its other debt service or working capital requirements, which could have a material adverse effect on the Company.

Results of Operations

     The table set forth below summarizes the Company's percentage of revenue by source and operating expenses as a percentage of total revenues:

                                                     Fiscal Year Ended June 30,
                                                1996         1997         1998
                                             ----------   ---------    -------
Revenue:
  Carrier's carrier services.............       27.8%        39.7%         86.8%
  End-user services......................       72.2         25.3          13.2
                                               -----        -----      --------
                                               100.0         65.0         100.0
  Other services.........................         --         35.0            --
                                               ------       -----      --------
     Total revenue.......................      100.0%       100.0%        100.0%
                                               =====        =====      ========
Operating Expenses:
  Telecommunications services............      43.9%         54.0%         64.8%
  Other services.........................         --         17.9           --
   Selling, general and administrative...       81.0         42.7         103.6
  Depreciation and amortization..........       62.9         37.2          57.3
                                               -----        -----      --------
     Total operating expenses............      187.8%       151.8%        225.7%
                                               =====        =====      ========

Fiscal Year Ended June 30, 1997 Compared to Fiscal Year Ended June 30, 1998

     Revenue. Total revenue increased 74.1% from $2.0 million in 1997 to $3.5 million in 1998 principally due to increased revenue from carrier's carrier services. Revenue from carrier's carrier services increased 280.9% from $807,000 in 1997 to $3.1 million in 1998. This increase resulted principally from the completion of additional network segments, as well as from adding traffic on the existing DTI network. End-user revenues decreased 9.4% from $516,000 in 1997 to $467,000 in 1998. This decrease was attributable to the expiration of a customer's contract.

     Operating Expenses. Operating expenses increased 158.9% from $3.1 million in 1997 to $8.0 million in 1998, due primarily to increases in telecommunications services, selling, general and administrative expenses and depreciation and amortization. Telecommunications services expenses increased 109.1% from $1.1 million in 1997 to $2.3 million in 1998 due to increased personnel to support the expansion of the DTI network, as well as increased costs related to property taxes and other costs in connection with obtaining leased capacity to support customers in areas not yet reached by the DTI network. Selling, general and administrative expenses increased 322.2%, from $869,000 in 1997 to $3.7 million in 1998, in order to support the expansion of the DTI network, which includes an increase in administrative and sales personnel and the related expenses of supporting these personnel, as well as increased legal fees. Depreciation and amortization increased 168.2%, from $757,000 in 1997 to $2.0 million in 1998 due to higher amounts of plant and equipment being in service in 1998 versus 1997. The Company expects that significant additional amounts of plant and equipment will be placed in service throughout fiscal 1999 and fiscal 2000. As a result, depreciation and amortization is expected to increase significantly.

     Other Income (Expenses). Net interest and other income (expense) increased from a net expense of $798,000 in 1997 to net expense of $7.0 million in 1998. Interest income increased from $102,000 in 1997 to $5.1 million in 1998 due to the investment of the proceeds from the Senior Discount Notes. Similarly, as a result of the Senior Discount Notes, interest expense increased from $153,000 in 1997 to $12.1 million in 1998. Loan commitment fees decreased from $785,000 in 1997 to $-0- in 1998. These fees represented a one-time charge for a loan commitment which was not used.

     Income Taxes. An income tax benefit of $1.0 million and $2.0 million was recorded in fiscal 1997 and 1998, respectively, as management believes it is more likely than not that the Company will generate taxable income sufficient to realize certain of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards prior to their expiration.

     Net Loss. Net loss for the fiscal year ended 1997 was $637,000 compared to $9.4 million for the fiscal year ended 1998.

Fiscal Year Ended June 30, 1996 Compared to Fiscal Year Ended June 30, 1997

     Revenue. Revenue increased 200.5%, from $677,000 in 1996 to $2.0 million in 1997. This increase was due primarily to increased revenue from carrier's carrier services, as well as significant income from other services. Revenue from carrier's carrier services increased 328.5%, from $188,000 in 1996 to $807,000 in 1997. This increase resulted principally from completion and activation of additional route miles of the DTI network, which allowed the Company to begin recognizing revenue under certain deferred agreements as assets were placed in service for several IXCs and to sell additional capacity. End-user services revenue increased 5.6%, from $488,000 in 1996 to $516,000 in 1997. Other services revenue of $711,000 in fiscal 1997 represented a single contract for installation of innerduct for one of the Company's carrier customers along the Company's right-of-way. The Company recorded $0 in other service revenues in fiscal 1996, and other services are not expected to be a recurring source of revenue for the Company in the future. However, the Company will consider similar opportunities, should they become available in the future, principally as a means of lowering the cost of expanding its network.

     Operating Expenses. Operating expenses increased 142.9%, from $1.3 million in 1996 to $3.1 million in 1997, due primarily to increases in telecommunications services expenses, SG&A expenses, other services expenses, and depreciation and amortization. Telecommunications services expenses increased 270.0%, from $297,000 in 1996 to $1.1 million in 1997 due to the expansion of the network and increased revenues from carrier's carrier services. SG&A expenses increased 58.4%, from $549,000 in 1996 to $869,000 in 1997 to support the Company's expansion. Other services expenses of $364,000 in 1997 represent the costs associated with a contract for the installation of innerduct for one of the Company's carrier customers.

     Depreciation and amortization increased 77.8%, from $426,000 in 1996 to $757,000 in 1997 primarily due to additional plant and equipment being placed into service. As of June 30, 1997, the Company had gross plant and equipment of $35.2 million, of which $19.0 million (54%) consisted of construction in progress that was not subject to depreciation.

     Other Income (Expenses). Net interest and other expenses increased $606,000, from $192,000 in 1996 to $798,000 in 1997. This increase was primarily attributable to loan commitment fees of $785,000 incurred in connection with a bridge loan commitment made available to the Company but not utilized as a result of KLT's investment in the Company. Interest income decreased from $193,000 in 1996 to $102,000 in 1997 because the Company carried smaller average cash balances. Interest expense decreased from $385,000 in 1996 to $153,000 in 1997, as the Company issued its Series A Preferred Stock to finance, in part, its network construction. The Company reported equity in earnings of a joint venture of $37,000 in 1997. This joint venture was formed and its operations and assets were combined with the Company's during the year ended June 30, 1997 in connection with the issuance of Series A Preferred Stock to KLT.

     Income Taxes. The Company incurred $0 of income taxes from July 1, 1994 through June 30, 1997 as a result of generating net operating losses for tax purposes. An income tax benefit of $1.2 million was recorded in fiscal 1997, as the Company believes that it is more likely than not that it will generate taxable income sufficient to realize the tax benefits associated with future deductible temporary differences and net operating loss carryforwards prior to their expiration. This belief is based primarily upon changes in operations over the last year which include the equity investment by KLT (see Note 5 to the financial statements), which allowed the Company to significantly expand its fiber optic network, deferred revenues of the Company which have been collected under certain IRUs and end-user service agreements, future payments due under existing contracts, and available tax-planning strategies.

     Net Loss. The Company's net loss decreased 18.9% from $786,000 in 1996 to $637,000 in 1997.

Liquidity and Capital Resources

     The Company has funded its capital expenditures, working capital and debt requirements and operating losses through a combination of advance payments for future telecommunications services received from certain major customers, debt and equity financing and external borrowings. In addition to utilizing the net proceeds of the Senior Discount Notes, DTI intends to finance its capital expenditures, working capital requirements, operating losses and debt service requirements through advance payments under existing and additional agreements for IRUs or wholesale capacity and available cash flow from operations, if any. In addition, the Company may seek borrowings under bank credit facilities and additional debt or equity financing.

     The net cash provided by operating activities for the years ended June 30, 1997 and 1998 totaled $7.7 million and $10.6 million, respectively. During the year ended June 30, 1997, cash provided by operating activities came principally from increases in accounts payable of $3.4 million, deferred revenues of $2.9 million and other liabilities of $1.5 million. The increase in accounts payable in fiscal 1997 reflects the increase in liabilities under DTI's supply contracts in connection with the buildout of the DTI network. Deferred revenues in fiscal 1997 principally reflect advance payments received from carrier customers under agreements for IRUs and wholesale network capacity. During fiscal 1998, net cash provided by operating activities resulted principally from an increase in deferred revenues of $7.1 million relating to advanced payments received under IRUs, wholesale network capacity agreements and end-user agreements. As of June 30, 1998, advance payments of approximately $19.2 million will become due over the next five years under existing agreements with certain major customers upon DTI's meeting its obligations under certain agreements, which require the Company to provide telecommunications services or dark fiber capacity.

     In January 1998, Digital Teleport entered into a $30.0 million bank credit facility (the "Credit Facility") with certain commercial lending institutions and Toronto Dominion (Texas), Inc., as administrative agent for the lenders, to fund its working capital requirements until consummation of the Private
Offering. Certain covenants under the Credit Facility required that all outstanding borrowings be repaid upon the consummation of the Private Offering and effectively precluded any additional borrowings under the Credit Facility after such amounts were so repaid. The Company has repaid all borrowings under and has terminated the Credit Facility. The Company intends to pursue a new long-term bank credit facility.

     On February 23, 1998 the Company completed the issuance and sale of the Senior Discount Notes, from which the Company received proceeds, net of underwriting discounts and expenses, totaling approximately $264.7 million. The Company is using the net proceeds (i) to fund additional capital expenditures required for the completion of the DTI network, (ii) to expand its management, operations and sales and marketing infrastructure and (iii) for additional working capital and other general corporate purposes. The Company may incur significant and possibly increasing operating losses and expects to generate negative net cash flows after capital expenditures during at least the next two years as the Company continues to invest substantial funds to complete the DTI network and develop and expand its telecommunications services and customer base. Accordingly, if the Company cannot achieve operating profitability or positive cash flows from operating activities, it may not be able to service the Senior Discount Notes or to meet its other debt service or working capital requirements, which would have a material adverse effect on the Company.

     At June 30, 1998, the Company had a working capital surplus of $245.0 million, which represents an improvement of $246.5 million compared to the working capital deficit of $1.5 million at June 30, 1997. This improvement is primarily attributable to the issuance of the Senior Discount Notes discussed above. The fiscal 1997 working capital deficit resulted primarily from growth experienced by the Company and DTI's substantial investment in network and equipment.

     The Company's investing activities used cash of $19.4 million for the year ended June 30, 1997 and $45.8 million for the year ended June 30, 1998. During the year ended June 30, 1997, the Company invested $19.9 million in network and equipment and reduced restricted cash by $460,000 to repay borrowings under DTI's former credit facility. During the year ended June 30, 1998, the Company invested $45.8 million in network and equipment.

     Cash provided by financing activities was $15.3 million for the year ended June 30, 1997 and $281.9 million for the year ended June 30, 1998. During the year ended June 30, 1997, the Company borrowed $8.0 million under a loan agreement with KLT, bringing the total borrowings under that agreement to $14.0 million. These total borrowings were converted into Series A Preferred Stock, and additional cash proceeds in the amount of $10.5 million were received pursuant to the KLT Agreement (as defined herein). Cash was used to make principal payments on a bank loan of $500,000 and to repurchase common stock warrants for $2.7 million granted to a customer (in connection with a bridge financing provided by such customer to the Company, which bridge financing was satisfied and terminated by the Company in April 1996). During fiscal 1998, the Company received $17.3 million in proceeds from the issuance of Series A Preferred Stock to KLT, $3 million under the Credit Facility and $275.2 million from the Private Offering. The proceeds of the Private Offering were used to pay off the $3 million on the Credit Facility and $10.5 million in financing costs.

     To achieve its business plan, DTI will need significant financing to fund its capital expenditure, working capital and debt service requirements and its anticipated future operating losses. The Company's estimated capital requirements primarily include the estimated cost of (i) constructing approximately half of the planned DTI network routes, (ii) purchasing, for cash, fiber optic facilities pursuant to long-term IRUs for planned routes that the Company will neither construct nor acquire through swaps with other telecommunication carriers, and (iii) additional network expansion activities, including the construction of additional local loops in secondary and tertiary cities as network traffic volume increases. The Company estimates that total capital expenditures necessary to complete the DTI network will be approximately $780 million, of which the Company had expended $81 million as of June 30, 1998. During the balance of calendar 1998 and all of calendar 1999, the Company anticipates its capital expenditure priorities will be focused principally on expanding from its existing Missouri/Arkansas base by building additional regional rings that adjoin existing rings and those that initiate new rings in areas in which strong carrier interest has been expressed. The Company anticipates that its existing financial resources will be adequate to fund the abovementioned priorities and its existing capital commitments, principally payments required under existing preliminary and definitive IRU and short-term lease agreements, totaling $133 million which are payable in varying installments over the period through December 31, 1999. In addition, the Company has a commitment at June 30, 1998 for eight telecommunications switches totaling $15 million which is cancelable upon the payment of a cancellation fee of $42,000 for each of the remaining unpurchased switches. The Company also may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions. These activities could require significant additional capital not included in the foregoing estimated capital requirements.

     As of June 30, 1998, DTI had $251.1 million of cash and cash equivalents. Such amount is expected to provide sufficient liquidity to meet the Company's operating and capital requirements through approximately December 31, 1999. Subsequent to such date, DTI's operating and capital requirements are expected to be funded, in large part, out of additional debt or equity financing, advance payments under IRUs and wholesale network capacity agreements, and available cash flow from operations, if any. The Company is exploring the possibility of an additional high yield debt offering, a commercial credit facility and equity sales, but has no specific plans at this time. The Company is in various stages of discussions with potential customers for IRUs, wholesale network capacity agreements and regional ring service agreements. There can be no assurance, however, that the Company will continue to obtain advance payments from customers prior to commencing construction of, or obtaining IRUs for, planned routes, that it will be able to obtain financing under any credit facility or that other sources of capital will be available on a timely basis or on terms that are acceptable to the Company and within the restrictions under the Company's existing financing arrangements, or at all. If the Company fails to obtain the capital required to complete the DTI network, the Company could modify, defer or abandon plans to build or acquire certain portions of the DTI network. The failure of the Company, however, to raise the substantial capital required to complete the DTI network could have a material adverse effect on the Company. The actual amount and timing of DTI's capital requirements may differ materially from those estimates depending on demand for the Company's services, and the Company's ability to implement its current business strategy as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in the telecommunications industry.

     Subject to the Indenture provisions that limit restrictions on the ability of any of the Company's Restricted Subsidiaries to pay dividends and make other payments to the Company, future debt instruments of Digital Teleport may impose significant restrictions that may affect, among other things, the ability of Digital Teleport to pay dividends or make loans, advances or other distributions to the Company. The ability of Digital Teleport to pay dividends and make other distributions also will be subject to, among other things, applicable state laws and regulations. Although the Senior Discount Notes do not require cash interest payments until September 1, 2003, at such time the Senior Discount Notes will require annual cash interest payments of $63.25 million. In addition, the Senior Discount Notes mature on March 1, 2008. The Company currently expects that the earnings and cash flow, if any, of Digital Teleport will be retained and used by such subsidiary in its operations, including servicing its own debt obligations. The Company does not anticipate that it will receive any material distributions from Digital Teleport prior to September 1, 2003. Even if the Company determined to pay a dividend on or make a distribution in respect of the capital stock of Digital Teleport, there can be no assurance that Digital Teleport will generate sufficient cash flow to pay such a dividend or distribute such funds to the Company or that applicable state law and contractual restrictions, including negative covenants contained in any future debt instruments of Digital Teleport, will permit such dividends or distributions. The failure of Digital Teleport to pay, or to generate sufficient earnings or cash flow to distribute, any cash dividends or make any loans, advances or other payments of funds to the Company would have a material adverse effect on the Company's ability to meet its obligations on the Senior Discount Notes. Further, there can be no assurance that the Company will have available, or will be able to acquire from alternative sources of financing, funds sufficient to repurchase the Senior Discount Notes in the event of a Change of Control.

     The Company has received notice from a customer that it intends to set off against amounts payable to the Company $15,000 per month, which as of June 30, 1998 totaled approximately $90,000 (in addition to $400,000 previously set off against other payments) as damages and penalties under the Company's contract with that customer due to the failure by the Company to meet certain construction deadlines, and such customer reserved its rights to seek other remedies under the contract. The Company believes that if such $90,000 setoff were to be made, it would not be material to the Company's business, financial position or results of operations. The Company is behind schedule with respect to such contract as a result of such customer's not obtaining on behalf of the Company certain rights-of-way required for completion of certain network facilities, and the Company's limitations on its financial and human resources, particularly prior to the Senior Discount Notes Offering. The Company has obtained alternative rights-of-way and hired additional construction supervisory personnel to accelerate the completion of such construction. Upon completion and turn-up of services, such customer is contractually required to pay the Company a lump sum of approximately $4.2 million for the Company's telecommunications services over its network

Inflation

     The Company does not believe that inflation has had a significant impact on the Company's consolidated results of operations.

Year 2000

     While  the  Company   believes  that  its  existing  systems  and  software
applications  are Year 2000 compliant,  there can be no assurance until the year

2000 that all of the Company's systems and software applications then in place will function adequately. The failure of the Company's systems or software applications to accommodate the year 2000 could have a material adverse effect on its business, financial condition and results of operations and its ability to meet its obligations on the Senior Discount Notes. Further, if the systems or software applications of telecommunications equipment suppliers, ILECs, IXCs or others on whose services or products the Company depends or with whom the Company's systems must interface are not Year 2000 compliant, it could have a material adverse effect on the Company's business, financial condition and results of operations and its ability to meet its obligations on the Senior Discount Notes. The Company intends to continue to monitor the performance of its accounting, information and processing systems and software applications and those of its third-party constituents to identify and resolve any Year 2000 issues. To the extent necessary, the Company may need to replace, upgrade or reprogram certain systems to ensure that all interfacing applications will be Year 2000 compliant when operating jointly. Based on current information, the Company does not expect that the costs of such replacements, upgrades and reprogramming will be material to its business, financial condition or results of operations. Most major domestic carriers have announced that they expect to achieve Year 2000 compliance for their networks and support systems by mid-1999; however, other domestic and international carriers and other third-party constituents may not be Year 2000 compliant, and failures on their networks and systems could adversely affect the operation of the Company's networks and support systems and have a material adverse effect on the Company's business, financial condition and results of operations. The Company has not developed a contingency plan with respect to the failure of its systems or the systems of its suppliers or other carriers to achieve year 2000 compliance.

New Accounting Standards

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and, the Company believes, will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

     None.

Item 8. Financial Statements and Supplementary Data

     Reference is made to the Index to Consolidated Financial Statements on Page F-1 of this report.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    Part III.

Item 10. Directors and Executive Officers of the Company

     The following table sets forth certain information concerning directors and executive officers of the Company as of July 31, 1998.

 Name                         Age   Position(s) With The Company

Richard D. Weinstein(1)       46    President, Chief Executive Officer
                                      and Secretary; Director
Gary W. Douglass              47    Senior Vice President, Finance and
                                      Administration and Chief Financial Officer
H.P. Scott                    61    Senior Vice President
Jerry W. Murphy               40    Vice President, Network Operations
Jerome W. Sheehy              67    Vice President, Regulatory -- Industry
                                      Affairs; Director
Ronald G. Wasson(1)           53    Director
Bernard J. Beaudoin           58    Director
James V. O'Donnell            48    Director
Kenneth V. Hager              47    Director
- -------------------------
(1) Member of Compensation Committee

     Richard D. Weinstein is President, Chief Executive Officer and Secretary of the Company, which he founded in 1989. Prior to 1989, Mr. Weinstein owned and managed Digital Teleresources, Inc., a firm which consulted, designed, engineered and installed telecommunications systems. That company focused on providing private microwave networks for ILEC bypass purposes to Fortune 500 companies such as General Dynamics, May Department Stores and Boatmen's Bancshares (now NationsBank), as well as various cellular and health care firms. In this capacity, Mr. Weinstein worked closely with SBC's deregulated marketing subsidiary. Prior to 1984, Mr. Weinstein's consulting efforts were focused on early wireless services, particularly paging and mobile telephone providers and end-users. Mr. Weinstein also owned and operated a distributor of Motorola microwave equipment from 1986 to 1991.

     Gary W. Douglass became the Senior Vice President, Finance and Administration and Chief Financial Officer, of DTI in July 1998. From March 1995 to December 1997, Mr. Douglass was Executive Vice President and Chief Financial Officer of Roosevelt Financial Group, Inc., a banking corporation that merged with Mercantile Bancorporation Inc. in July 1997. Prior to joining Roosevelt Financial, Mr. Douglass was a partner with Deloitte & Touche LLP, a "Big Six" international accounting firm where he was in charge of the accounting and auditing function and financial institution practice of the firm's St. Louis office.

     H.P. Scott joined the Company May 1998 as Senior Vice President. From May 1997 to May 1998, Mr. Scott was Vice President of Business Development of IXC Carrier, Inc. ("IXC Carrier") of Austin, Texas. From May 1996 to May 1997, Mr. Scott was Vice President of Engineering and Construction of IXC Carrier, from January 1994 to October 1995, Mr. Scott was Vice President of Engineering and Construction with MCImetro Access Transmission Services, Inc. ("MCImetro"), a wholly-owned subsidiary of MCI. From January 1990 to January 1994, Mr. Scott was President of Western Union ATS, a wholly-owned subsidiary of MCI. Prior to 1990, Mr. Scott had spent over 11 years in positions of senior responsibility for the design and construction of MCI's coast-to-coast fiber optic telecommunications networks. Prior to joining MCI, Mr. Scott spent 20 years with Collins Radio and Microwave Associates.

     Jerry W. Murphy became Vice President, Network Operations, in June 1998. From October 1996 to December 1997, Mr. Murphy was the Director of Construction Support of MCImetro. Mr. Murphy was MCImetro's Director of Engineering and Construction from January 1994 to October 1996, and was Vice President of

Engineering and Construction of Advanced Transmissions Systems, Inc., a wholly-owned subsidiary of MCI, from January 1990 to January 1995. Prior to such time, Mr. Murphy spent over 10 years with MCI in various engineering, network implementation and network operations positions.

     Jerome W. Sheehy has been the Company's Vice President, Regulatory -- Industry Affairs, since November 1997 and Vice President, Inter-Carrier Support, from February 1997 to November 1997. Mr. Sheehy has also been a director of DTI since September 1997. Prior to joining DTI, Mr. Sheehy was employed in the telecommunications industry for 42 years, of which 20 years were spent with GTE in many capacities including installation, sales, public relations, and manager of carrier markets support.

     Ronald G. Wasson has been a director of DTI since March 1997. He is currently President and Director of KLT Inc., a wholly-owned subsidiary of Kansas City Power & Light Company. He is also President of KLT Gas and KLT Telecom Inc., and serves as director of KLT Power and KLT Energy Services, all of which are subsidiaries of KLT Inc. Mr. Wasson joined KCPL in 1966 as Power Sales Engineer and held various positions in marketing, engineering, corporate planning and economic controls until 1977. After working briefly for R.W. Beck and Associates as a Principal Engineer, he rejoined KCPL in 1979 in the Operational Analysis and Development Department as a Management Analyst. In 1980, he was appointed Manager of Fossil Fuels, became Vice President of Purchasing in 1983, Vice President of Administrative Services in 1986 and Senior Vice President of Administration and Technical Services in 1991. Effective January 1995, he transferred to KLT Inc. as Executive Vice President until he was named to his current position as President in November 1996. Mr. Wasson also serves on the Board of Directors of Junior Achievement of Mid-America and the Board of Governors for the American Royal Association in Kansas City, Missouri.

     Bernard J. Beaudoin has been a director of DTI since October 1997. He is currently the Executive Vice President and Chief Financial Officer of KCPL. KLT is an indirect wholly-owned subsidiary of KCPL. Mr. Beaudoin joined KCPL in 1980 as Manager of Corporate Planning. Previously he was with the New England Electric System, where he was Director of Economic Planning. At KCPL, he was named director of Corporate Planning and Finance in 1983 and promoted to Vice President of Finance in 1984. He became Chief Financial Officer in 1989, Senior Vice President in 1991 and Senior Vice President -- Finance and Business Development in 1994. Effective January 1995, he transferred to full-time KLT Inc. employment as President. He was named to his current position with KCPL in 1996. Mr. Beaudoin also serves as Chairman of the Board of Directors of Carondelet Health, a holding company for a variety of health provider services.

     James V. O'Donnell has been a director of DTI since November 1997. Since 1988, he has been the President of Bush-O'Donnell & Co., Inc., a funds management and investment banking firm. Prior to 1988, Mr. O'Donnell served as a Vice President of Goldman, Sachs & Co. Mr. O'Donnell serves as Chairman of the Board of The Benjamin Ansehl Company of St. Louis and as President of National Automobile and Casualty Insurance Company of Pasadena, California. He is also a director of certain privately held companies and serves on the Board of Trustees of Washington University in St. Louis.

     Kenneth V. Hager has been a director of DTI since November 1997. Mr. Hager has been employed by DST Systems, Inc. since 1988 and is currently its Vice President, Chief Financial Officer and Treasurer. DST Systems, Inc. is a provider of information processing and computer software services and products, primarily to mutual funds, insurance companies, banks and other financial services organizations. Since 1980, Mr. Hager has been a member of the Board of Directors of the American Cancer Society -- Kansas City Unit, and is the current Chairman of the Society's Metropolitan Kansas City Coordinating Council. Mr. Hager also serves on the Board of Directors of the Greater Kansas City Sports Commission and is a member of the Accounting and Information Systems Advisory Council for the University of Kansas School of Business.

     Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the directors and executive officers of the Company.

     The Board of Directors has a Compensation Committee comprised of Messrs. Wasson (Chairman) and Weinstein.

     A Shareholders' Agreement among the Company, Mr. Weinstein and KLT (as amended, the "Shareholders' Agreement"), provides for a Board of Directors consisting of six directors, at least two of whom must not be affiliated with either the Company or KLT. Pursuant to the Shareholders' Agreement, Mr. Weinstein and KLT will each have the right to designate three directors. At the present time there are no vacancies. Mr. Weinstein has served as a director since the formation of the Company in June 1989. Messrs. Wasson and Sheehy have served as directors since March 1997 and September, 1997, respectively. Mr. Beaudoin has served as a director since October 1997. Messrs. O'Donnell and Hager have served as directors since November 1997. The current directors have been elected to serve until the expiration of the term to which they have been elected and until their respective successors are elected and qualified or until the earlier of their death, resignation or removal.

     Pursuant to the Shareholders' Agreement, Messrs. O'Donnell and Hager, as directors who are not affiliates (as defined in the Shareholders' Agreement and as set forth in the Glossary included as Annex A hereto) of either Mr. Weinstein, the Company or KLT are paid a $20,000 annual retainer fee payable in quarterly installments. All directors are reimbursed for expenses incurred in connection with attending Board and committee meetings. The Company has also granted options to purchase 150,000 shares under the Plan to each of Messrs. O'Donnell and Hager, its non-affiliated directors.

Item 11.  Executive Compensation

     The following table sets forth all compensation awarded, earned or paid during the last three fiscal years to or by: (i) the Chief Executive Officer of the Company and (ii) the three most highly compensated executive officers in fiscal 1998 other than the Chief Executive Officer, including two former executive officers who were no longer employed by the Company at the end of fiscal 1998 (collectively, the "Named Executive Officers").

                        Summary Compensation Table

                                                                                         Long-Term
                                                                                        Compensation
                                                                                        ------------

                                          Annual Compensation     Other Annual    Securities      All Other
         Name and                                                 Compensation    Underlying    Compensation
    Principal Position        Year      Salary($)       Bonus($)       ($)        Options(#)         ($)
 ------------------------   -------  -------------   ----------- -------------  -------------  -------------

 Richard D. Weinstein,...      1998     $150,000          --          --             --              --
   President, Chief            1997       69,231          --          --             --              --
 Executive
   Officer and Secretary       1996           --          --          --             --              --

 H.P. Scott, Senior Vice       1998       28,800    $100,000          --             --              --
   President
                               1997           --          --          --             --              --
                               1996           --          --          --             --              --

 T. George Hess, former        1998      108,242      81,000          --             --        $120,577(1)
   Chief Operating Officer
                               1997           --          --          --             --              --
                               1996           --          --          --             --              --

 Robert F. McCormick,          1998      142,741      81,000          --             --         250,000(1)
   former Chief Financial
   Officer
                               1997           --          --          --             --              --
                               1996           --          --          --             --              --

   (1) Such amounts reflect severance payments made in connection with the resignations of such former executive officers. During fiscal 1998, such former executive officers were also granted stock options under the Company's Incentive Award Plan, which options were terminated during fiscal 1998 in connection with their resignations.

Employment And Consulting Agreements

     Weinstein Employment Agreement. As a condition of the KLT Investment, the Company and Mr. Weinstein entered into an employment agreement (the "Weinstein Employment Agreement"), which provides that Mr. Weinstein will serve as the Company's President and Chief Executive Officer and in such other capacities as the Board may determine through January 1, 2000. For the duration of the lease of the Company's headquarters entered into as of December 31, 1996 by and among Mr. Weinstein, his wife and the Company (as amended, the "Lease Agreement"), Mr. Weinstein will be compensated at the rate of $150,000 per year (which is in addition to payments made to Mr. Weinstein under the Lease Agreement), and $200,000 per year after the termination of such Lease Agreement, in addition to group health or other benefits generally provided to other Company employees. The Weinstein Employment Agreement may be terminated in connection with the disability of Mr. Weinstein, for "cause" as defined therein or by either party upon 90 days prior written notice; provided that if the Weinstein Employment Agreement is terminated by the Company upon 90 days notice to Mr. Weinstein, Mr. Weinstein shall thereafter receive his annual base salary for the remainder of the employment period (but no Company-paid medical or other benefits), offset by any compensation received by Mr. Weinstein if and when he obtains subsequent employment. During its term and for two years thereafter, the Weinstein Employment Agreement restricts the ability of Mr. Weinstein to compete with the Company as an employee of or investor in another company in a 14 state region in the Midwest. The Weinstein Employment Agreement also imposes on Mr. Weinstein certain non-solicitation restrictions with respect to Company employees, customers and clients. Unless extended by mutual agreement of the parties thereto, the Lease Agreement will terminate on December 31, 1998.

     Douglass Employment Agreement. In July 1998, Digital Teleport and Mr. Douglass entered into an employment agreement (the "Douglass Agreement"), which provides that Mr. Douglass will serve in a full-time capacity as Senior Vice President, Finance and Administration and Chief Financial Officer, of both Digital Teleport and the Company for a term of three years for a minimum base compensation of $200,000 per year, in addition to group health or other benefits generally provided to other Digital Teleport employees. Moreover, Mr. Douglass will receive guaranteed incentive compensation of $66,666 for fiscal year 1999, and is eligible for discretionary incentive compensation of up to one-third of his annual base compensation for the following two fiscal years.

     In addition to his cash compensation, before December 1998 the Company is obligated to grant Mr. Douglass (i) 200,000 shares of restricted stock of the Company's Common Stock (which restricted stock will not carry voting rights and will vest in equal portions for each of the three years of the term of the Douglass Agreement, subject to certain acceleration events) and (ii) nonqualified options to purchase 200,000 shares of the Company's Common Stock at $6.66 per share. The Company has a right to call the vested restricted nonvoting shares in the event that Mr. Douglass is no longer employed by the Company for any reason at a price equal to the greater of $1.00 per share or the per share book value of the Company; provided that such call right lapses upon a "Change of Control" (as defined in the Douglass Agreement) or the consummation of an initial public offering of the Company's Common Stock. In the event that Mr. Douglass is terminated for any reason other than for cause at any time following a Change of Control, Mr. Douglass may put his shares to the Company at fair market value (determined in accordance with the Douglass Agreement); provided that such put right terminates upon consummation of an initial public offering of the Company's Common Stock. The Company has agreed to make a three-year loan at the applicable minimum federal interest rate to Mr. Douglass to enable him to pay tax on income recognized as a result of the restricted stock grants. This loan will be forgiven upon the earliest of the expiration of the three year period, Mr. Douglass' termination without cause or a Change in Control, and the Company will pay Mr. Douglass additional cash in an amount sufficient to pay federal and state income taxes on the ordinary income recognized as a result of such loan forgiveness.

     The options include a put right similar to that attendant to the restricted nonvoting shares, except that the price that the Company must pay is equal to fair market value reduced by the exercise price and further that "fair market value" for such purpose is no less than $12.16 per share. The stock option put right terminates upon consummation of an initial public offering of the Company's Common Stock; provided that the option put right does not terminate unless the Company's Common Stock is listed on a national stock exchange or on the Nasdaq National Market and has an average closing price of at least $12.16 for the 90 day period prior to the expiration of such lock-up period. In order to allow Mr. Douglass to meet his tax obligations arising from the option grants, the Company has agreed to pay him cash in such amounts as are sufficient to pay federal and state income taxes on the ordinary income (up to a maximum of $1.1 million of ordinary income) required to be recognized in the event of any exercise of such options.

     The Douglass Agreement restricts the ability of Mr. Douglass to compete with Digital Teleport during the term thereof and for up to one year thereafter as a principal, employee, partner, consultant, agent or otherwise in any region in which Digital Teleport does business at such time. The Douglass agreement also imposes on Mr. Douglass certain confidentiality obligations and proprietary and non-solicitation restrictions with respect to Digital Teleport employees, customers and clients.

     Scott Consulting Agreement. In May 1998, the Company and Mr. H.P. Scott entered into a consulting agreement (the "Scott Agreement"), which provides that Mr. Scott will serve as a Senior Vice President of the Company for a term of one year, providing such consulting services as the Company requests, in the areas of carrier's carrier sales, fiber swaps and any other services as mutually agreed. For the duration of the Scott Agreement, Mr. Scott will be compensated at a rate of $800 per day for such consulting services, and currently the Company and Mr. Scott expect that he will spend approximately 15 days per month providing such services, though neither he nor the Company is obligated by such expectation.

     Mr. Scott also will receive, with respect to sales which were substantially negotiated during the consulting term and with which Mr. Scott was substantively involved, a commission equal to the following: (i) 1% of any cash payments received for sales of dark fiber to telecommunications companies, which payments are within five (5) years of the completion of the term of the Scott Agreement
(ii) $200 per route mile of dark fiber received by the Company pursuant to a swap for dark fiber owned by the Company; (iii) 1% of any cash payments received by the Company from sales of lighted bandwidth capacity at a rate of DS-3 or above to telecommunications companies, which payments are within five (5) years of the completion of such term; and (iv) 1% of the value of any bandwidth received by the Company in exchange for bandwidth capacity at a rate of DS-3 or above of the Company, which commission shall be paid for up to five years following the completion of such term, reduced on a pro rata basis by any cash paid by the Company pursuant to such exchange. Mr. Scott may elect, in his sole discretion, to receive up to 50% of any such commission in the form of Common Stock at fair market value. Upon execution of the Scott Agreement, the Company paid Mr. Scott $100,000, and he is eligible for reimbursement of certain expenses.

     The Scott Agreement restricts the ability of Mr. Scott to compete with the Company during the term thereof and for up to one year thereafter as a principal, employee, partner or consultant in any region in which the Company does business at such time. The Scott Agreement also imposes on Mr. Scott certain confidentiality obligations and proprietary and non-solicitation restrictions with respect to Company employees, customers and clients.

Incentive Award Plan

     The Company's 1997 Long-Term Incentive Award Plan (the "Plan") was adopted by the Company's Board of Directors in December 1997. A total of 3,000,000 shares of Common Stock of the Company have been reserved for issuance under the Plan. The Company has granted or is obligated to grant options to purchase an aggregate of 1,025,000 shares of Common Stock to certain of its key employees at an exercise price equal to the fair market value of the Common Stock on the applicable date of grant. The Company also has granted options to purchase 150,000 shares of Common Stock to each of the Company's non-affiliated directors (i.e., Messrs. O'Donnell and Hager) at an exercise price equal to the fair market value of the Common Stock on the date of grant. The Company is also obligated to issue 200,000 shares of restricted stock to an employee under the Plan. No other options or other awards are outstanding under the Plan. The Plan will terminate in December 2007, unless sooner terminated by the Board of Directors.

     The Plan provides for grants of "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to employees (including employee directors) and grants of nonqualified options to employees and directors. The Plan also allows for the grant of stock appreciation rights, restricted shares and performance shares to employees. The Plan is administered by a committee designated by the Board of Directors. Messrs. Wasson and Weinstein comprise the current committee. The exercise price of incentive stock options granted under the Plan must not be less than the fair market value of the Common Stock on the date of grant. With respect to any optionee who owns stock representing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive stock option must be equal to at least 110% of the fair market value of the Common Stock on the date of grant, and the term of the option must not exceed five years. The terms of all other options may not exceed ten years. To the extent that the aggregate fair market value of Common Stock (determined as of the date of the option grant) for options which would otherwise be incentive stock options may for the first time become exercisable by any individual in any calendar year exceeds $100,000, such options shall be non-qualified stock options.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

     The following table sets forth certain information regarding the beneficial ownership of the outstanding Common Stock of DTI as of June 30, 1998 by each person or entity who is known by the Company to beneficially own 5% or more of the Common Stock, which includes the Company's President and Chief Executive Officer, each of the Company's directors and all of the Company's directors and executive officers as a group.

                                             Number Of Shares     Percent Of
                                             Beneficially         Common Stock
Name Of Beneficial Owner                     Owned                Outstanding(a)
- ------------------------                     ----------------     --------------

Richard D. Weinstein.......................  30,000,000               50.0%
8112 Maryland Avenue, 4th Floor
St. Louis, Missouri 63105

KLT Telecom Inc.(b)........................  30,000,000               50.0%
1201 Walnut Avenue
Kansas City, Missouri 64141

Ronald G. Wasson(b)........................  30,000,000               50.0%

Bernard J. Beaudoin(b).....................  30,000,000               50.0%

James V. O'Donnell.........................       --                   --

Jerome W. Sheehy...........................       --                   --

Kenneth V. Hager...........................       --                   --

Directors and  executive  officers
  as a group  (8  persons).................  60,000,000              100.0%
     -------------------------

(a) Reflects Common Stock outstanding after giving effect to the conversion of all outstanding shares of the Series A Preferred Stock into Common Stock. KLT owns 30,000 shares of the Series A Preferred Stock, which constitutes 100% of such stock. Each such share of Series A Preferred Stock is convertible into 1,000 shares of Common Stock of the Company.

(b) All of the shares shown as owned by each of Messrs. Wasson and Beaudoin are the shares of Series A Preferred Stock owned by KLT. KLT is a wholly-owned subsidiary of KLT Inc., a wholly-owned subsidiary of KCPL. Mr. Wasson is the President of KLT Inc. and KLT. Mr. Beaudoin is the Executive Vice President and Chief Financial Officer of KCPL. Each of Messrs. Wasson and Beaudoin disclaims beneficial ownership of such shares held by KLT.

     KLT owns 100% of the Series A Preferred Stock. Except for any amendment affecting the rights and obligations of holders of Series A Preferred Stock or as otherwise provided by law, holders of Series A Preferred Stock vote together with the holders of Common Stock as a single class. The holders of the Series A Preferred Stock vote separately as a class with respect to any amendment affecting the rights and obligations of holders of Series A Preferred Stock and as otherwise required by law.

Item 13. Certain Relationships And Related Transactions

     On December 31, 1996, Mr. Weinstein, Mr. Weinstein's wife and the Company formalized a lease with respect to the offices and equipment space for the Company (the "Lease Agreement"). The lease pertains to 10,000 of the 14,400 square feet available in such building and provides for monthly lease payments of $6,250, terminating on December 31, 1998. The Company believes that the terms of the current Lease Agreement are comparable to those which would be available to an unaffiliated entity on the basis of an arm's-length negotiation. The Shareholders' Agreement also requires that if Mr. Weinstein proposes to build or obtain ownership of a new building to house the operations of the Company, Mr. Weinstein will first offer to the Company the opportunity to build or own such building. If the Company declines to exercise this right, then the rent the Company would pay for occupying such building would be 80% of the market appraised rate for such space.

     Effective July 1996, the Company formed a joint venture with KLT to develop, construct and operate a network in the Kansas City metropolitan area, using in part the electrical duct system and certain other real estate owned by KCPL and licensed to the joint venture. In March 1997, KLT became a strategic investor in DTI when it entered into an agreement with DTI (the "KLT Agreement") pursuant to which KLT committed to make an equity investment of up to $45.0 million in preferred stock of the Company. On March 12, 1997, pursuant to the KLT Agreement, the Company issued 15,100 shares of Series A Preferred Stock to KLT in exchange for the retirement of the then-outstanding indebtedness of the Company to KLT, KLT's interest in the joint venture and cash, which consideration was valued in the aggregate at approximately $21.9 million, net of transactions costs. In June 1997, DTI issued an additional 3,400 shares of Series A Preferred Stock to KLT for a cash payment of $5.1 million. In September and October 1997, DTI issued the remaining 11,500 shares of Series A Preferred Stock to KLT for aggregate cash payments of approximately $17.3 million. See
Note 5 of the notes to the consolidated financial statements. Each share of Series A Preferred Stock of the Company is entitled to the number of votes equal to the number of shares into which such share of Series A Preferred Stock is convertible with respect to any and all matters presented to the stockholders of the Company for their action or consideration. Except for any amendments affecting the rights and obligations of holders of Series A Preferred Stock, with respect to which such holders vote separately as a class, or as otherwise provided by law, holders of Series A Preferred Stock vote together with the holders of the Common Stock as a single class. Pursuant to the KLT Agreement, KLT has the right of first offer concerning energy services rights and contracts involving DTI. In connection with the issuance of the Series A Preferred Stock, Mr. Weinstein has guaranteed to KLT the performance by the Company of its obligations under the KLT Agreement, including without limitation, representations and warranties under such agreement. Mr. Weinstein has pledged his Common Stock to secure such guarantee. Such obligations to KLT are subordinated to Mr. Weinstein's obligations to hold the Company and KLT harmless for any losses resulting from judgments and awards rendered against Digital Teleport or the Company in the matter of Alfred H. Frank v. Richard D. Weinstein and Digital Teleport, Inc. See "Legal Proceedings." Mr. Weinstein has pledged his shares of Common Stock to KLT, which has agreed to reimburse the Company and Digital Teleport for losses incurred by them in connection with the Frank litigation to the extent of any proceeds KLT receives from Weinstein pursuant to such pledge, less KLT's costs in pursuing such claim against Weinstein. KLT has also agreed to bear one-half of any such losses. After such claims related to the Frank litigation are resolved, KLT may exercise on the pledge of Weinstein's shares to fulfill any amounts owing to KLT pursuant to Weinstein's guarantee of the Company's obligations under the KLT Agreement. Mr. Beaudoin is the Executive Vice President and Chief Financial Officer of KCPL. Mr. Wasson is the President and a director of KLT Inc., a wholly-owned subsidiary of KCPL and parent corporation of KLT.

                                    Part IV.

Item 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)(1) Financial statements

See index to Consolidated Financial Statements

(a)(2) Financial statement schedules

None.

(a)(3) Exhibits required by Item 601 of Regulation S-K

See Exhibit Index for the exhibits filed as part of or incorporated by reference into this Report.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DTI HOLDINGS, INC.



                                      BY: /S/ GARY W. DOUGLASS
                                           Gary W. Douglass
                                           Senior Vice President, Finance and
                                              Administration and Chief Financial
                                              Officer (principal financial and
                                              accounting officer)

September 30, 1998

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                              Date

/S/ RICHARD D. WEINSTEIN President, Chief Executive Officer, September 30, 1998
Richard D. Weinstein         Secretary and Director (Principal
                             Executive Officer)

/S/ GARY W. DOUGLASS      Senior Vice President, Finance and  September 30, 1998
Gary W. Douglass             Administration and Chief Financial
                             Officer (Principal Financial and
                             Accounting Officer)

/S/ JEROME W. SHEEHY      Vice President -- Regulatory AffairsSeptember 30, 1998
Jerome W. Sheehy             and Director

/S/ RONALD G. WASSON      Director                            September 30, 1998
Ronald G. Wasson

/S/ BERNARD J. BEAUDOIN   Director                            September 30, 1998
Bernard J. Beaudoin


/S/ JAMES V. O'DONNELL    Director                            September 30, 1998
James V. O'Donnell

/S/ KENNETH V. HAGER      Director                            September 30, 1998
Kenneth V. Hager

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        DTI HOLDINGS, INC. AND SUBSIDIARY
                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Independent Auditors' Report................................................F-2.
Consolidated Balance Sheets as of June 30, 1997 and 1998....................F-3.
Consolidated Statements of Operations for the years
  ended June 30, 1996, 1997 and 1998....................................... F-4.
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended June 30, 1996, 1997 and 1998......................... F-5.
Consolidated Statements of Cash Flows for the years
  ended  June 30, 1996,  1997 and 1998 .................................... F-6.
Notes to Consolidated Financial Statements..................................F-7.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of DTI Holdings, Inc.:

    We have audited the accompanying consolidated balance sheets of DTI Holdings, Inc., and subsidiary (the "Company") as of June 30, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1997 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
St. Louis, Missouri

September 25, 1998

                                         DTI HOLDINGS, INC. AND SUBSIDIARY

                                            CONSOLIDATED BALANCE SHEETS
                                              JUNE 30, 1997 AND 1998

                                                                                           1997              1998
                                                                                    ----------------  ----------------
Assets
Current assets:
  Cash and cash equivalents..................................................       $    4,366,906     $   251,057,274
  Accounts receivable, less allowance for doubtful accounts of $48,000
       in 1997 (Note 13).....................................................              159,268             501,612
  Prepaid and other current assets...........................................               23,764              69,635
                                                                                    --------------     ---------------
       Total current assets..................................................            4,549,938         251,628,521
Network and equipment, net (Note 3)..........................................           34,000,634          77,771,527
Deferred financing costs, net of amortization of $509,869 in 1998
   (Note 4)..................................................................                   --          10,028,558
Deferred tax asset (Note 9)..................................................            1,214,331           3,234,331
Other assets.................................................................               84,233             202,223
                                                                                    --------------     ---------------
       Total.................................................................       $   39,849,136     $   342,865,160
                                                                                    ==============     ===============
Liabilities and stockholders' equity (deficit) Current liabilities:
  Accounts payable...........................................................       $    5,086,830     $     4,722,418
  Taxes payable (other than income taxes)....................................              923,104           1,830,668
  Other current liabilities..................................................                   --              83,605
                                                                                    --------------     ---------------
       Total current liabilities.............................................            6,009,934           6,636,691
Deferred revenues (Note 7)...................................................            9,679,904          16,814,488
Senior discount notes, net of unamortized discount of $9,465,882
   in 1998 (Note 4)..........................................................                   --         277,455,859
                                                                                    --------------     ---------------
       Total liabilities.....................................................           15,689,838         300,907,038
Commitments  and  contingencies  (Notes  10, 11 and 12)
Redeemable  Convertible Series A Preferred Stock $0.01 par
  value, 30,000 shares authorized, 18,500 shares issued and
  outstanding in 1997 (Notes 5 and 8)........................................           28,889,165                  --
Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 20,000,000 shares authorized, no
     shares issued and outstanding...........................................                   --                  --
  Convertible series A preferred stock, $.01 par value, (aggregate liquidation preference of $45,000,000) 30,000 shares authorized, 30,000 issued and
     outstanding in 1998 (Notes 5 and 8).....................................                   --                 300
  Common stock, $.01 par value, 100,000,000 shares authorized,
     30,000,000 shares issued and outstanding (Note 6).......................              300,000             300,000
  Additional paid-in capital (Note 5)........................................                   --          44,013,063
  Common stock warrants (Notes 4 and 6)......................................              450,000          10,421,336
  Accumulated deficit........................................................           (5,479,867)        (12,776,577)
                                                                                    ---------------    ----------------
           Total stockholders' equity (deficit)..............................           (4,729,867)         41,958,122
                                                                                    ---------------    ---------------
Total........................................................................       $   39,849,136     $   342,865,160
                                                                                    ==============     ===============

                 See notes to consolidated financial statements.

                        DTI HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1996, 1997 AND 1998

                                                                  1996              1997               1998
                                                            --------------    --------------     ---------------
    REVENUES:
    Telecommunications services:
      Carrier's carrier services.........................   $      188,424    $      807,347     $     3,075,527
      End-user services..................................          488,377           515,637             467,244
                                                            --------------    --------------     ---------------
                                                                   676,801         1,322,984           3,542,771
    Other services.......................................               --           711,006                  --
                                                            --------------    --------------     ---------------
         Total revenues..................................          676,801         2,033,990           3,542,771
                                                            --------------    --------------     ---------------
    OPERATING EXPENSES:
      Telecommunications services........................          296,912         1,097,190           2,294,181
      Other services.....................................               --           364,495                  --
      Selling, general and administrative................          548,613           868,809           3,668,540
      Depreciation and amortization......................          425,841           757,173           2,030,789
                                                            --------------    --------------     ---------------
         Total operating expenses........................        1,271,366         3,087,667           7,993,510
                                                            --------------    --------------     ---------------
         Loss from operations............................         (594,565)       (1,053,677)         (4,450,739)
    OTHER INCOME (EXPENSES):
      Interest income....................................          193,049           101,914           5,063,655
      Interest expense...................................         (384,859)         (152,937)        (12,055,428)
      Loan commitment fees (Note 6)......................               --          (784,500)                 --
      Equity in earnings of joint venture (Note 8).......               --            37,436                  --
                                                            --------------    --------------     ---------------
         Loss before income tax benefit..................         (786,375)       (1,851,764)        (11,442,512)
    INCOME TAX BENEFIT (Note 9)..........................               --         1,214,331           2,020,000
                                                            --------------    --------------     ---------------
    NET LOSS.............................................   $     (786,375)   $     (637,433)    $    (9,422,512)
                                                            -=============    ==============     ===============

                 See notes to consolidated financial statements.

                        DTI HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF
                         STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED JUNE 30, 1996, 1997 AND 1998

                                            Convertible                                                              Total
                                             Series A               Additional       Common                       Stockholders'
                                  Preferred  Preferred     Common     Paid-in         Stock         Accumulated      Equity
                                    Stock      Stock        Stock     Capital       Warrants          Deficit       (Deficit)
                                 ---------     -----     ---------  ----------     -----------------------------  -----------
BALANCE, JULY 1, 1995.......        $  --      $  --     $     --    $   30,000   $        --     $   (267,638)   $  (237,638)
  Issuance of common stock
     (Note 6)...............           --         --      300,000       (30,000)           --         (269,970)            30
  Accretion of put value of
    common stock warrants (Note 4)     --         --           --          --              --          (76,720)       (76,720)
  Net loss for  the year....           --         --           --          --              --         (786,375)      (786,375)
                                    -----      -----     --------    -----------  -----------     -------------   ------------
BALANCE, JUNE 30, 1996......        $  --      $  --     $300,000    $     --     $        --     $ (1,400,703)   $(1,100,703)
  Accretion/repurchase of
     common stock warrants
     (Note 4)...............           --         --           --          --              --       (1,585,899)    (1,585,899)
  Accretion of redeemable
     convertible preferred
     stock to redemption
     price (Note 5).........           --         --           --          --              --       (1,855,832)    (1,855,832)
  Common stock warrants
     (Note 6)...............           --         --           --          --         450,000               --        450,000
  Net loss for  the year....           --         --           --          --              --         (637,433)      (637,433)
                                    -----      -----     --------    -----------  -----------     -------------    -----------
BALANCE, JUNE 30, 1997......           --         --      300,000          --         450,000       (5,479,867)    (4,729,867)
  Accretion of redeemable
      convertible preferred
      stock to redemption price
      (Note 5)..............           --         --           --          --              --       (4,985,442)    (4,985,442)
  Reclassification of redeem-
      able convertible stock to
      convertible series A
      preferred stock and re-
      versal of related
      accretion
      (Note 5)..............           --        300           --    44,283,033           --         6,841,274     51,124,607
  Reclassification to additional
      paid-in capital of charge to
      accumulated deficit to
      effect the 1,000 to 1
      stock splits (Note 6).           --         --           --      (269,970)           --          269,970             --
  Allocation of proceeds from
      senior discount notes
      offering to related
      warrants (Note 4).....           --         --           --           --      9,971,336               --      9,971,336
  Net loss for the year.....           --         --           --           --             --       (9,422,512)    (9,422,512)
                                    -----      -----     --------    -----------  -----------        ----------   -----------
BALANCE, JUNE 30, 1998 .....        $ ---      $ 300     $300,000   $44,013,063   $10,421,336     $(12,776,577)   $41,958,122
                                    =====      =====     ========    ===========  ===========     =============   ===========

                 See notes to consolidated financial statements.

                        DTI HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1996, 1997 AND 1998

                                                                     1996              1997              1998
                                                                   ------------    -------------   ---------------
Cash flows from operating activities:
  Net loss..............................................       $     (786,375)  $     (637,433)   $    (9,422,512)
  Adjustments to reconcile net loss to cash provided
     by operating activities:
       Depreciation and amortization....................              425,841          757,173          2,030,789
       Accretion of senior discount notes...............                   --               --         12,203,675
       Amortization of deferred financing costs.........                   --               --            509,869
       Deferred income taxes............................                   --       (1,214,331)        (2,020,000)
       Loan commitment fees related to common stock
          Warrants......................................                   --          450,000                --
       Changes in assets and liabilities:
          Accounts receivable...........................              (60,740)         (81,278)          (342,344)
          Prepayments to suppliers......................             (554,261)         554,261                --
          Other assets..................................              (15,980)         (56,572)          (164,861)
          Accounts payable..............................             (516,051)       3,427,994           (364,412)
          Other current liabilities.....................              100,511              --              83,605
          Taxes payable (other than income taxes).......                   --        1,529,282            907,564
          Deferred revenues.............................            1,706,765        2,945,176          7,134,584
                                                               --------------    --------------    ---------------
Net cash flows provided by operating activities.........              299,710        7,674,272         10,555,957
                                                               --------------    --------------    ---------------
Cash flows from investing activities:
  Increase in network and equipment.....................           (5,663,047)     (19,876,595)       (45,800,682)
  Change in restricted cash.............................            4,540,478          459,522                --
                                                               --------------    --------------    ---------------
     Net cash used in investing activities..............           (1,122,569)     (19,417,073)       (45,800,682)
                                                               --------------    --------------    ---------------
Cash flows from financing activities:
  Proceeds from issuance of senior discount notes and
    attached warrants...................................                   --               --        275,223,520
  Deferred financing costs..............................                   --               --        (10,538,427)
  Proceeds from issuance of redeemable convertible
     preferred stock, including cash from
     contributed joint venture of $2,253,045 in 1997....                   --       10,492,316         17,250,000
  Repurchase of common stock warrants granted to
      a customer........................................                   --       (2,700,000)                --
  Proceeds from notes payable...........................           10,403,305        8,000,000                --
  Payment of notes payable..............................           (8,903,305)        (500,000)                --
  Proceeds from issuance of common stock................                   30               --                 --
  Proceeds from credit facility.........................                   --               --          3,000,000
  Principal payments on credit facility.................                   --               --         (3,000,000)
                                                               --------------   --------------    ----------------
           Net cash provided by financing activities....            1,500,030       15,292,316        281,935,093
                                                               --------------   --------------    ---------------
  Net increase in cash and cash equivalents.............              677,171        3,549,515        246,690,368
  Cash and cash equivalents, beginning of period........              140,220          817,391          4,366,906
                                                               --------------   --------------    ---------------
  Cash and cash equivalents, end of period..............       $      817,391   $    4,366,906    $   251,057,274
                                                               ==============    ==============   ================

Supplemental cash flow statement information:
  Non-cash consideration for issuance of redeemable
    convertible preferred stock:........................
       Outstanding principal of KLT Loan................      $           --   $   14,000,000    $           --
       Accrued interest payable on KLT Loan.............                  --          794,062                --
       Assets of contributed joint venture..............                  --        1,816,043                --
       Liabilities assumed of contributed joint venture                   --           69,088                --

                 See notes to consolidated financial statements.

                        DTI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1996, 1997 AND 1998

1. Description of Business

    DTI Holdings, Inc. (the "Company" or "DTI") was incorporated in December 1997 as part of the reorganization (the "Reorganization") of Digital Teleport, Inc., a wholly-owned subsidiary of DTI ("Digital Teleport"). Pursuant to the Reorganization, the outstanding shares of common and preferred stock of Digital Teleport were exchanged for the number of shares of common and preferred stock of DTI having the same relative rights and preferences as such exchanged shares. The Reorganization was required in connection with the establishment of the Credit Facility (see Note 4). The business operations, name, charter, by-laws and board of directors of the Company are identical in all material respects to those of Digital Teleport, which did not change as a result of the Reorganization. Accordingly, the consolidated financial statements have been presented as if Digital Teleport had always been a wholly-owned subsidiary of DTI. DTI is a holding company and, as such, has no operations other than its ownership interest in Digital Teleport, its wholly-owned subsidiary, and maintains only nominal other assets.

    Digital Teleport was incorporated in June 1989 and was certified as a telecommunications company in Missouri by the Missouri Public Service Commission in 1992. DTI commenced construction of its long-haul network in fiscal year 1995, following an agreement with the Missouri Highway and Transportation Commission ("MHTC"), which granted to DTI the exclusive right to build in the interstate highway systems in Missouri. DTI is a facilities-based provider of non-switched interexchange and local network telecommunications services to interexchange carriers ("IXCs"), and business and governmental end-users. DTI's network is designed to include high-capacity (i) interexchange long-haul routes between the larger metropolitan areas in the region, (ii) local networks in such larger metropolitan areas, and (iii) local networks in secondary and tertiary markets located along the long-haul routes.

    Prior to July 1, 1996, the Company was considered to be a development stage enterprise focusing on developing its digital fiber optic telecommunications network and customer base. All of the Company's operations are subject to federal and state regulation.

    At June 30, 1998, activities were primarily located in the State of Missouri providing interexchange end-user and carrier's carrier services. Carrier's carrier services are provided through wholesale network capacity agreements ("WNCAs") and indefeasible rights to use ("IRU") agreements. Wholesale network capacity agreements provide carriers with virtual circuits or bandwidth capacity on DTI's network for terms specified in the agreements, ranging from 5 to 20 years. The carrier customer in a WNCA does not have exclusive use of any particular strand of fiber, but instead has the right to transmit along a virtual circuit or a certain amount of bandwidth along DTI's network. These agreements require the customer to pay for such capacity regardless of the level of usage, and generally require fixed monthly payments over the term of the agreement. In an IRU agreement the Company grants indefeasible rights to use specified strands of optical fiber (which are used exclusively by the carrier customer), while the carrier customer is responsible for providing the electronic equipment necessary to transmit communications along the fiber. IRUs generally require substantial advance payments and additional fixed annual maintenance payments over the terms of the agreements, which range from 14 to 40 years. End-user services are telecommunications services provided to business and governmental end-users and typically require a combination of advanced payments and fixed monthly payments throughout the term of the agreement regardless of the level of usage. In all cases, title to the optical fiber is retained by the Company and the Company is generally obligated for all costs of ongoing maintenance and repairs, unless such repairs are necessitated by acts or omissions of the customer. The terms of these agreements are such that there are no stated obligations to return any of the advanced payments. Generally, the agreements may be terminated upon the mutual written consent of both parties; however, certain of the agreements may be terminated by the customer subject to acceleration of all payments due thereunder.

2. Summary of Significant Accounting Policies

    Principles of Consolidation -- The consolidated financial statements include the accounts of DTI and its wholly-owned subsidiary, Digital Teleport. In addition, the financial statements include an entity acquired during the year ended June 30, 1997. The Company previously held a 50% interest in this entity which was accounted for under the equity method. The acquisition of the remaining 50% interest was accounted for as a purchase. Accordingly, the purchase consideration was allocated to the assets and liabilities acquired based on their fair values as of the date of acquisition. All significant intercompany transactions and balances have been eliminated.

    Revenues -- The Company recognizes revenue under its various agreements as follows:

        Wholesale network capacity agreements -- All revenues are deferred by the Company until related route segments are ready for service. Advance payments and fixed monthly service payments are then recognized on a straight-line basis over the terms of the agreements which represent the periods during which services are provided. One-time installation fees are recognized upon completion of the installation if non-refundable or, if refundable, as the performance requirements are met.

        IRU Agreements -- These agreements are accounted for as operating leases. All revenues are deferred until specified route segments are completed and accepted by the customer. Advance payments are then recognized on a straight-line basis over the terms of the agreements, as the Company has continuing obligations to guarantee the performance of the fibers under such agreements. These costs are potentially significant, and the Company cannot reasonably estimate such costs over the terms of the IRU agreements due principally to the limited history of operations of the Company to date, the long-term nature of the agreements and the various possible causes of service disruption that the Company must remedy pursuant to the agreements. Fixed periodic maintenance payments are also recognized on a straight-line basis over the terms of the agreements as ongoing maintenance services are provided.

        End-user Service Agreements -- All revenues are deferred until related route segments are available for service. Advance payments and fixed monthly payments are then recognized on a straight-line basis over the terms of the agreements which represent the periods during which services are provided.

        Other Services Revenue -- This category consists of work related to the design and installation of inner-duct for a customer who was constructing fiber optic cable facilities. For this agreement, revenue was recognized upon completion of the facilities under the completed contract method of accounting. Title to the fiber optic cable under this agreement was retained by the customer.

    Cash and Cash Equivalents -- The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

    Network and Equipment -- Network and equipment are stated at cost. Costs of construction are capitalized, including interest costs on funds borrowed to finance the construction. Maintenance and repairs are charged to operations as incurred. Fiber optic cable plant includes primarily costs of cable, inner duct and related installation charges. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

       Fiber optical cable plant.......................     25 years
       Network buildings...............................     15 years
       Leasehold improvements..........................     10 years
       Fiber optic terminal equipment..................      8 years
       Furniture, office equipment and other...........      5 years

    The carrying value of long-lived assets is periodically evaluated by management for impairment. Upon indication of an impairment, the Company will record a loss on its long-lived assets if the discounted cash flows estimated to be generated by those assets are less than the related carrying amount of the assets.

    Income Taxes -- The Company accounts for income taxes utilizing the asset/liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

    Deferred Financing Costs -- Deferred financing costs are stated at cost and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

    Stock-Based Compensation -- The Company accounts for its stock based incentive plan in accordance with the provisions of Accounting Principles Board
(APB) Option No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The Company has also adopted Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to apply the provisions of APB Opinion No. 25 and provide pro forma net income for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25.

     Fair Value of Financial Instruments -- The carrying amounts of cash and cash equivalents and other short term financial instruments approximate fair value because of the short-term maturity of these instruments. As of June 30, 1998, the fair value of debt was $273.2 million compared to its carrying value of $277.5 million. The fair value of debt instruments as of June 30, 1998 was determined based on quoted market prices.

    New Accounting Standards -- In 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income, and SFAS 131, Disclosures About Segments of an Enterprise and Related Information. These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and, the Company believes, will have no impact on the Company's consolidated financial position, results of operations or cash flows.

    Management Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results may differ from those estimates.

    Concentrations of Risk -- The Company currently operates in the telecommunications industry within the States of Missouri and Arkansas. See Note 7 regarding concentration of credit risk associated with deferred revenues and revenues. Additionally, the Company is dependent upon single or limited source suppliers for its fiber optic cable and for the electrical equipment used in its network.

    Reclassifications -- Certain amounts for prior years have been reclassified to conform to the 1998 presentation.

3. Network and Equipment

    Network and equipment consists of the following as of June 30:

                                                       1997             1998
                                                       ----             ----
     Fiber optic cable plant...................  $ 28,498,465     $ 52,619,430
     Fiber optic terminal equipment............     5,757,270       24,970,648
     Network buildings.........................       757,680        2,591,326
     Leasehold improvements....................       131,611          390,186
     Furniture, office equipment and other.....        91,248          465,367
                                                    ---------       ---------
                                                   35,236,274       81,036,957
     Less-- accumulated depreciation...........     1,235,640        3,265,430
                                                    ---------        ---------
     Network and equipment, net                  $ 34,000,634     $ 77,771,527
                                                 ============     ============

    At June 30, 1997 and 1998, fiber optic cable plant, fiber optic terminal equipment and network buildings include $19,027,585 and $37,752,267 of construction in progress, respectively, that was not in service and, accordingly, has not been depreciated. Also, during the years ended June 30, 1996, 1997 and 1998 $1,227,149, $562,750 and $848,000 of interest costs were capitalized.

4. Borrowing Arrangements

    Senior Discount Notes -- On February 23, 1998, the Company issued 506,000 Units consisting of $506.0 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes (effective interest rate 12.9%) due March 1, 2008 and warrants to purchase 3,926,560 shares of Common Stock, for which the Company received proceeds, net of underwriting discounts and expenses (deferred financing costs), of approximately $264.7 million. Of the $275.2 million gross proceeds from the issuance of the Units, $265.2 million was allocated to the Senior Discount Notes and $10.0 million was allocated to warrants included in stockholders' equity, based on the fair market value of the warrants as determined by the Company and the initial purchasers of the Units utilizing the Black-Scholes method. The Senior Discount Notes are senior unsecured obligations of the Company and may be redeemed at the option of the Company, in whole or in part, on or after March 1, 2003 at a premium declining to zero in 2006. At any time and from time to time on or prior to March 1, 2001, the Company may redeem an aggregate of up to 33 1/3% of the aggregate principal amount at maturity of the originally issued Senior Discount Notes within 60 days of one or more public equity offerings with the net proceeds of such offerings, at a redemption price of 112.5% of the accreted value (determined at the redemption date). The discount on the Senior Discount Notes accrues from the date of the issue until March 1, 2003 at which time cash interest on the Senior Discount Notes accrues at a rate of 12 1/2% per annum and is payable semi-annually in arrears on March 1 and September 1, commencing September 1, 2003.

     In the event of a "Change of Control" (as defined in the Indenture pursuant to which the Senior Discount Notes were issued), holders of the Senior Discount Notes may require the Company to offer to repurchase all outstanding Senior Discount Notes at a price equal to 101% of the accreted value thereof, plus accrued interest, if any, to the date of redemption. The Senior Discount Notes also contain certain covenants that restrict the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to incur certain indebtedness, pay dividends and make certain other restricted payments, create liens, permit other restrictions on dividends and other payments by Restricted Subsidiaries, issue and sell capital stock of its Restricted Subsidiaries, guarantee certain indebtedness, sell assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of the assets of the Company and make any investments in any Unrestricted Subsidiary (as defined in the Indenture). The issuance of the Senior Discount Notes does not constitute a "qualified public offering" within the meaning of the Company's Articles of Incorporation and, therefore, did not effect the conversion of the Series A Preferred Stock into common stock (see Note 5).

    On April 14, 1998, the Company filed a Registration Statement on Form S-4 (subsequently amended and registered) relating to an offer to exchange, under substantially similar terms, the Company's 12 1/2% Series B Senior Discount Notes due March 1, 2008 for its outstanding Senior Discount Notes (the "Exchange Offer"). The Exchange Offer did not constitute a "qualified public offering" within the meaning of the Company's Articles of Incorporation and, therefore, did not effect the conversion of the Series A Preferred Stock into common stock (see Note 5).

    Credit Facility -- In January 1998, Digital Teleport entered into a $30.0 million bank credit facility (the "Credit Facility") with certain commercial lending institutions and Toronto Dominion (Texas), Inc., as administrative agent for the lenders, to fund its working capital requirements. At February 23, 1998, Digital Teleport had drawn $3.0 million principal amount under the Credit Facility which was repaid with the net proceeds of the Senior Discount Notes discussed above and then cancelled.

    KLT Loan -- Effective April 30, 1996, and as subsequently amended, the Company entered into a loan agreement with KLT Telecom Inc. ("KLT"), a wholly-owned subsidiary of Kansas City Power and Light Company ("KCPL"), to provide borrowings for the expansion of the Company's network not to exceed $14,000,000 bearing interest at 3% above the prime interest rate (the "KLT Loan"). A total of $14,000,000 had been borrowed under this facility as of March 12, 1997. The outstanding principal of the KLT Loan, plus accrued interest, was contributed on March 12, 1997 as consideration under the Stock Purchase Agreement referred to in Note 5.

    Customer Loan -- In connection with the issuance of a $3,200,000 note payable to a major customer effective February 20, 1996, approximately $1,037,000 of the proceeds from the note payable was allocated to a warrant which was also granted to the customer. The warrant represented the right to purchase 5% of the common stock of the Company for a nominal amount. The Company also executed an amendment to the contract with the major customer to provide an additional $1,200,000 in telecommunication services and modify certain completion dates in the original contract. The note was paid in full in April 1996. The carrying amount of the warrant was being accreted from the date of issuance until February 1997, the initial date at which the Company could have been required to repurchase the warrants for $1,250,000. In February 1997, the Company repurchased the warrant from the holder for the amount of $2,700,000 which was stipulated in a repurchase right included in the customer contract and available to the Company for the period from note issuance through February 19, 1997.

5. Convertible Series A Preferred Stock

    During fiscal 1997, the Company amended its Articles of Incorporation to provide for 50,000 authorized shares of preferred stock, $0.01 par value. On December 31, 1996, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with KLT to sell 30,000 shares of redeemable convertible preferred stock (designated "Series A Preferred Stock") for $45,000,000. At the closing date of the Stock Purchase Agreement on March 12, 1997, 15,100 shares of Series A Preferred Stock were issued to KLT with the remaining 14,900 shares of Series A Preferred Stock to be issued as additional capital as required by the Company upon twenty days notice by DTI to KLT and verification by KLT as to the use of the monies pursuant to the terms of the Stock Purchase Agreement. The consideration for the 15,100 shares of Series A Preferred Stock was calculated as follows:


 Outstanding principal of KLT Loan.............................$ 14,000,000
 Accrued interest on the KLT Loan at March 11, 1997............     794,062
 KLT investment in KCDT LLC (Note 8)...........................   4,000,000
 Cash..........................................................   3,855,938
                                                                  ---------
      Total consideration for 15,100 shares
        of Series A preferred  Stock ..........................  22,650,000
 Less: transaction costs.......................................     716,667
                                                                  ---------
      Net consideration for 15,100 shares of
        Series A preferred Stock ..............................$ 21,933,333
                                                               ============

    Series A Preferred Stock shareholders are entitled to one common vote for each share of common stock that would be issuable upon conversion of the Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into one-thousand shares (after giving effect to the stock splits discussed in Note 6 and the Reorganization discussed in Note 1) of common stock (the "Conversion Shares") under the terms of the Stock Purchase Agreement and is entitled to the number of votes equal to the number of Conversion Shares into which such shares of Series A Preferred Stock is convertible with respect to any and all matters presented to the shareholders of the Company for their action or consideration. The Series A Preferred Stock shares will automatically convert into common stock upon the sale of shares of common stock or debt securities of the Company in a "qualified public offering" within the meaning of the Company's Articles of Incorporation and subject to the satisfaction of certain net proceed dollar thresholds. Series A Preferred Stock shareholders rank senior to common shareholders in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company. Series A Preferred Stock shareholders are entitled to receive such dividends as would be declared and paid on each share of common stock.

    On June 27, 1997, an additional 3,400 shares of Series A Preferred Stock were issued for a cash payment of $5,100,000. At June 30, 1997, Series A Preferred Stock issued and outstanding was as follows:

   Series A Preferred Stock, $0.01 par value, 30,000 shares designated,
      18,500 shares issued and outstanding.........           $         185
   Additional paid-in capital......................              27,033,148
   Accumulated accretion to redemption price.......               1,855,832
                                                                 ----------
        Total carrying value.......................            $ 28,889,165
                                                               ============

    During fiscal 1998, the remaining 11,500 shares of Series A Preferred Stock were issued for cash payments of $17,250,000.

    In conjunction with the Stock Purchase Agreement, the Company entered into a Shareholders' Agreement whereby the Series A Preferred Stock shareholders will designate half of the directors of the Company's Board of Directors.

    On February 13, 1998, in connection with the Company's offering of Senior Discount Notes (See Note 4), the Company amended its Articles of Incorporation amending the terms of the Series A Preferred Stock such that the Series A Preferred Stock is no longer redeemable. The Series A Preferred Stock, as a result of such amendment, is now classified with stockholders' equity subsequent to such date.

6. Equity Transactions

    Stock Splits -- On August 22, 1997 and on February 17, 1998, the Company approved stock splits in the form of stock dividends of 99 shares and 999 shares, respectively, of common stock for each one share of common stock outstanding. Effective October 17, 1997 and February 18, 1998, the Company's Articles of Incorporation were amended to increase the number of authorized shares of common stock to 100,000 and 100,000,000, respectively, and the stock dividends were issued to the Company's stockholders. All share information included in the accompanying financial statements, and in the discussion below, has been retroactively adjusted to give effect to the stock splits. In order to effect the 999 for 1 stock split on February 17, 1998, $269,970 was charged to accumulated deficit. The Company recorded an entry in the third quarter of fiscal 1998 to reclassify this amount from accumulated deficit to additional paid-in capital recorded in conjunction with the reclassification of Series A Preferred Stock on February 13, 1998 (see Note 5).

    Common Stock -- As of June 30, 1995, the Company had authorized 30,000,000 shares of common stock, par value $1.00 per share, and obtained contributed capital of $30,000. In April 1996, the Company authorized 20,000,000 additional shares of common stock, and changed the par value of the common stock to $.01 par value per share. At such time the Company made its initial share issuance of 30,000,000 shares of common stock as "founder's shares" to the founder, President and Chief Executive Officer of the Company. These shares were attributable to the initial contributed services of the founder for services performed from the inception of the Company through June 30, 1995 and his capital contribution of $30,000 in 1995. In February 1997, the Company authorized 50,000,000 additional shares of common stock.

    Warrant to Third Party -- In connection with a loan commitment from a strategic third party lender which became effective December 24, 1996, the Company agreed to issue a warrant representing the right to purchase 1% of the common stock of the Company for $0.01 per share. Effective December 31, 1996, the Company reached an agreement with respect to the sale of its Series A Preferred Stock (see Note 5), and, as a result, the commitment from the strategic third party lender was terminated in January 1997. Accordingly, the Company has recorded the fair value of this warrant as an equity instrument and the related loan commitment fee as an expense. The fair value of the warrant was determined based upon an independent valuation utilizing the Black-Scholes method. The warrant is exercisable at the option of the holder and expires in the year 2007. Also in connection with this transaction, cash expenses consisting of legal and other fees of $334,500 were incurred by the Company.

    Stock  Based  Compensation  -- On August 22,  1997,  the  Company  adopted a
Long-Term Incentive Award Plan (the "Plan"). A total of 3,000,000 shares of common stock of the Company have been reserved for issuance under the Plan. The employees' options vest 100% after three to five years from the date of grant, subject to certain acceleration events. The directors' options vest 25% per year beginning one year from the date of grant. The exercise prices per share of such options are based on fair market value as determined in good faith by the Board of Directors. The Board reviewed a combination of detailed financial analyses, as well as information derived from discussions with outside financial advisors.

    For purposes of the pro forma disclosures required by SFAS 123, the fair value for these options was estimated at the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions for fiscal 1998: risk-free interest rate of 5.6%; no dividend yield; volatility factor of the expected market price of the Company's common stock of
 .678; and a weighted-average expected life of the options of approximately 10 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                               1998
                                                               ----
    Loss applicable to common stockholders:
      As reported......................................    $ 9,422,512
                                                           ===========
      Pro Forma........................................    $ 9,516,824
                                                           ===========

         A  summary  of  the  Company's  stock  option  activity,   and  related
information for the years ended June 30, 1998 follows:

                                                          1998
                                            ----------------------------------
                                                           Weighted Average
                                                  Options   Exercise Price
                                                  -------   --------------

      Outstanding - beginning of year.......           -
      Granted...............................      1,175,000    $    2.99
      Exercised.............................           -
      Forfeited.............................      (600,000)         1.50
                                                  ---------    ---------
      Outstanding - end of year.............        575,000    $    4.54
                                                  =========    =========
      Exercisable - end of year.............              -
                                                  =========    =========

The following table summarizes outstanding options at June 30, 1998 by price range:

                   Outstanding
 -------------------------------------------------------------------------------
                                          Weighted Average   Weighted Average
  Number of Options      Range of             Exercise     Remaining Contractual
                        Exercise Price         Price         Life of Options

       300,000       $              2.60    $      2.60            9.6
       275,000                      6.66           6.66           10.0
       -------                      ----           ----           ----
       575,000       $  2.60  to  $ 6.66    $      4.54            9.8
       =======       ===================    ===========            ===

    In July 1998, in conjunction with the execution of an officer's employment agreement the Company became obligated to grant 200,000 shares of restricted stock. These shares do not carry voting rights and will vest over the three-year term of the agreement. Additionally, the Company through September, 1998 has become obligated to grant an additional 750,000 options under terms similar to those above to new employees of the Company.

7. Customer Contracts

    The Company enters into agreements with unrelated third parties whereby the Company will provide IRUs in multiple fibers along certain routes, WNCAs or end-user service agreements for a minimum purchase price paid in advance or over the life of the contract. These amounts are then recognized over the terms of the related agreements, which range from 3 to 40 years on a straight-line basis. The Company has various contracts related to IRUs that provide for advanced payments, which are detailed below, with no monthly payments. The Company also has various WNCA and end-user contracts that provide for a combination of advance payments, which are detailed below, and monthly payments. The following schedule details the advanced payments received or to be received under IRU, WNCA and end-user service agreements and the components of deferred revenue at June 30:

                                                                      1997
                                                                      ----
                                                                              End-user
                                                IRUs           WNCAs          Services             Total
Total contract amounts....................$ 22,578,380    $ 1,539,750     $ 11,445,250       $ 35,563,380
Less: future payments due under
  Contracts................................ 18,575,205      1,500,000        5,390,000         25,465,205
                                           -----------      ---------        ---------         ----------
Total amounts collected to date............  4,003,175         39,750        6,055,250         10,098,175
Less: total amounts recognized as
revenues  to date..........................    141,914            --           276,357            418,271
                                               -------      ---------          -------            -------
Deferred revenue...........................  3,861,261         39,750        5,778,893          9,679,904
Less: amounts to be recognized within
12 months..................................     77,796            --           181,884            259,680
- --                                              ------      ---------          -------            -------
                                          $  3,783,465    $    39,750     $  5,597,009       $  9,420,224
                                          ============    ============    ============       ============

                                                                        1998
                                                                        ----
                                                                               End-user
                                             IRUs             WNCAs            Services            Total
                                             ----             -----            --------            -----
Total contract amounts....................$24,470,380      $ 1,539,750    $ 11,278,288       $ 37,288,418
Less: future payments due under
  Contracts............................... 14,979,500               --       4,190,000         19,169,500
                                           ----------      -----------       ---------         ----------
Total amounts collected to date...........  9,490,880        1,539,750       7,088,288         18,118,918
Less: total amounts recognized as
revenues to date..........................    703,480          114,750         486,200          1,304,430
                                              -------          -------         -------          ---------
Deferred revenue..........................  8,787,400        1,425,000       6,602,088         16,814,488
Less: amounts to be recognized within
12 months.................................    893,868           75,000         162,954          1,131,822
                                              -------           ------         -------          ---------

                                          $ 7,893,532      $ 1,350,000    $  6,439,134       $ 15,682,666
                                          ===========      ===========    ============       ============

    Future minimum rentals due over the next five years under the IRU agreements accounted for as operating leases are generally receivable upon completion of related routes and are as follows as of June 30, 1998:

               1999.............................        $  2,662,000
               2000.............................           3,030,000
               2001.............................           3,030,000
               2002.............................           3,030,000
               2003.............................           3,030,000
               Thereafter.......................             197,500
                                                           ---------

                     Total......................        $ 14,979,500
                                                         ===========

    The total costs of fiber optic cable plant for the route segments completed to date are allocated to property subject to lease under IRU agreements based on the percentage of fiber strands under lease to total fiber count in the related route segments and amount to approximately $4,988,000 at June 30, 1998. Additional route segments related to the IRU agreements are in process or planned for construction under timelines established in the IRU agreements. The IRU agreements also provide for the receipt of periodic maintenance payments, which are recognized on a straight-line basis over the periods covered by the agreement.

    The Company has substantial business relationships with several large customers. Four customers accounted for 39%, 31%, 24% and 5% of deferred revenues at June 30, 1998. Additionally, three of these four customers accounted for 69%, 22%, and 9% of amounts to be received per the customer contracts referred to above.

    During fiscal 1998, the Company's three largest customers accounted for 44%, 11% and 10% of telecommunications services revenue. During fiscal year 1997, the Company's three largest customers accounted for 18%, 18% and 16% of telecommunications services revenue. During fiscal year 1996, the Company's three largest customers accounted for 47%, 21% and 10% of telecommunications services revenue. The Company's contracts provide for reduced payments and varying penalties for late delivery of route segments, and allow the customers, after expiration of grace periods, to delete such non-delivered segment from the system route to be delivered. A significant reduction in the level of services the Company provides for any of these customers could have a material adverse effect on the Company's results of operations or financial condition. In addition, the Company's business plan assumes increased revenue from its carrier's carrier services operations to partially fund the expansion of the DTI network. Many of the Company's customer arrangements are subject to termination and do not provide the Company with guarantees that service quantities will be maintained at current levels. The Company is aware that certain interexchange carriers are constructing or considering new networks. Accordingly, there can be no assurance that any of the Company's carrier's carrier services customers will increase their use of the Company's services, or will not reduce or cease their use of the Company's services, either of which could have a material adverse effect on the Company's ability to fund the expansion of the DTI network.

8. Investment in Joint Venture

    Effective July 1996, the Company entered into an agreement with KLT to form KCDT LLC ("KCDT") as a limited liability company for the purpose of financing, establishing, constructing and maintaining a fiber-optic network communications system ("System") within the Kansas City, Missouri metropolitan area. The Company received a 50% interest in KCDT for its contribution of an indefeasible right to use the signal transmission capacity of certain optic fiber strands within the System. KLT received a 50% interest in KCDT for its contribution of access rights of utility right-of-ways in Kansas City and a capital contribution not to exceed $5,000,000 in cash, as needed, for the construction of the System or operations of KCDT.

    As part of the Stock Purchase  Agreement,  which closed March 12, 1997 (Note
5), KLT contributed to the Company its ownership interest in KCDT which amounted to $4,000,000. Assets and liabilities of the joint venture at the date of contribution consisted of $2,253,045 in cash, $1,816,043 in network and equipment and $69,088 in other liabilities, all of which assets and liabilities were determined to approximate fair market value. This transaction was accounted for as a purchase by the Company. Additionally, as of March 12, 1997, KCDT had no operations in service. The only income earned by KCDT consisted of interest income earned on bank deposits.

    Prior to receipt of KLT's interest in KCDT, the Company accounted for its investment in KCDT using the equity method. Equity in earnings of joint venture represents the Company's 50% interest in the operations of KCDT under the equity method. Upon receipt of KLT's interest in KCDT, operations of KCDT have been consolidated with the Company's operations.

    On September 23, 1997, DTI's Board of Directors and stockholders approved the merger of KCDT with and into the Company, which merger became effective on October 17, 1997.

9. Income Taxes

    The actual income tax benefit for the years ended June 30, 1996, 1997 and 1998 differs from the "expected" income tax expense, computed by applying the U.S. Federal corporate tax rate of 35% to loss before income taxes as follows:

                                                             1996              1997              1998
                                                          ----------       -----------       ---------
    Tax benefit at federal statutory rates..............  $  275,231      $   648,117       $4,004,879
    State income tax benefit net of federal effect......      29,728           52,684          572,126
    Change in valuation allowance.......................    (321,596)         424,964       (2,232,780)
    Permanent and other differences.....................      16,637           88,566         (324,225)
                                                            --------         --------         --------

         Benefit for income taxes.......................  $      --       $ 1,214,331       $2,020,000
                                                          ==========      ===========       ==========

    Significant components of the benefits for income taxes are as follows at June 30:

                                                   1996            1997              1998
                                                ----------       -------            -------
     Deferred:
       Federal..............................    $    --        $ 1,062,540       $1,767,500
       State................................         --            151,791          252,500
                                                    -----          -------          -------

          Benefit for income taxes..........    $    --        $ 1,214,331       $2,020,000
                                                =========      ===========       ==========

    Temporary differences, which give rise to long-term deferred taxes as reported on the balance sheet, are as follows at June 30:

                                                                   1997             1998
                                                                   ----             ----
    Deferred tax assets:
      Deferred revenues..................................     $   571,711       $   603,723
      Net operating loss carryforward....................       1,175,712         1,546,244
      Accretion on senior discount notes.................             --          4,195,779
      Accrued expenses...................................             --            315,651
                                                                ---------           -------

         Total deferred tax assets.......................       1,747,423         6,661,397
    Deferred tax liabilities-- accelerated depreciation..       (533,092)       (1,194,353)
    Valuation allowance..................................                       (2,232,713)
                                                              -----------       -----------
         Net deferred tax assets.........................     $ 1,214,331       $ 3,234,331
                                                              ===========       ===========

A valuation allowance of $2,232,713 was established for the year ended June 30, 1998 to offset a portion of the Company's deferred tax asset, primarily related to the accretion on the Senior Discount Notes, that may not be realizable. The Company believes that it is more likely than not that it will generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences and net operating loss carryforwards prior to their expiration related to the remaining net deferred tax asset. This belief is based primarily upon changes in operations over the last two years which included the equity investment by KLT (see Note 5) and the senior discount note offering (see
Note 4), which allowed the Company to significantly expand its fiber optic network, deferred revenues of the Company which have been collected under certain IRUs and end-user service agreements, future payments due under existing contracts, and available tax planning strategies. Tax net operating losses of approximately $3.9 million expire in years 2010-2013 if not utilized in future income tax returns. The availability of the loss carryforwards may be limited in the event of a significant change in the ownership of the Company or its subsidiary.

10. Operating Leases

    The Company is a lessee under operating leases for equipment and for office space. The Company's headquarters and network control center was leased from the Company's President and Chief Executive Officer at a rate of $75,000 per year through December 31, 1998. Rent expense related to the prior headquarters for fiscal years 1996, 1997 and 1998 was $15,405, $49,897, and $75,000, respectively. In June 1998, the Company entered into a three-year lease agreement for new headquarters and network control center space, which was occupied beginning in August 1998. Additionally, equipment space is leased in various buildings throughout the Company's service areas. Minimum rental commitments under these leases, some of which contain renewal options and escalation clauses, and all other leases are as follows:

               Year ending June 30:
                 1999................................  $488,736
                 2000................................   435,211
                 2001................................   407,856
                      Total..........................$1,331,803
11. Commitments

    Highway and Utility Rights-of-Way -- In July 1994, the Company entered into an agreement with MHTC to install and maintain a buried fiber optic network within the cable corridor along the federal interstate highway system in Missouri. Under the terms of this agreement, MHTC will receive certain dedicated dark and lighted fiber optic strands in the statewide system and the necessary connections thereto and the Company, in turn, receives exclusive easements within certain of MHTC's airspace for a forty-year period. Pursuant to this contract DTI is obligated to complete by December 31, 1998 construction of 1,200 miles of fiber cable along the Missouri interstate and state highway systems. DTI anticipates meeting this obligation and completing substantially all of its currently planned network in Missouri by such date. The Company must complete construction of an additional 800 miles by the end of 1999 to maintain its exclusive rights to such routes. Additionally, the Company was required to post a $250,000 performance and payment bond under the terms of this Agreement. The Company's May 1997 agreement with the Department of Transportation of the State of Arkansas grants to DTI, in exchange for certain dedicated dark fiber optic strands located in the State of Arkansas, the right, without obligation, to install its network along 250 miles of the interstate and state highway systems in Arkansas, as well as the right to expand its network onto additional routes in the future. On July 12, 1998, the Company entered into an agreement with the Department of Transportation of the State of Kansas providing for rights-of-way throughout the highway system in metropolitan Kansas City, Kansas, in exchange for fiber and other telecommunications services. DTI also has a license from KCPL granting it the right to use conduits, poles, ducts, manholes and rights-of-way owned by KCPL to construct the DTI network in the Kansas City metropolitan area. The Company will seek to obtain the rights-of-way that it needs for the expansion of its network in areas where it will construct network rather than purchase or swap fiber optic strands by entering into agreements with other state highway departments and other governmental authorities, utilities or pipeline companies and it may enter into joint ventures or other "in-kind" transfers in order to obtain such rights. In addition, DTI may use available public rights-of-way.

    Licensing Agreements -- The Company has entered into various licensing agreements with municipalities in Arkansas, Kansas and Missouri. Under the terms of these agreements, the Company maintains certain performance bonds, totaling $350,000 in the aggregate, and minimum insurance levels. Such agreements generally have terms from 10 to 15 years and grant to the Company a non-exclusive license to construct, operate, maintain and replace communications transmission lines for its fiber optic cable system and other necessary appurtenances on public roads, rights-of-way and easements within the municipality. In exchange for such licenses, the Company generally provides to the municipality in-kind rights and services (such as the right to use certain dedicated strands of optic fiber in the DTI network within the municipality, interconnection services to the DTI network within the municipality, and maintenance of the municipality's fibers), or, less frequently, a nominal percentage of the gross revenues of the Company for services provided within the municipality. In one instance, the Company is obligated to make nominal annual cash payments for such rights based on linear footage.

    Nonrecourse Note to Customer -- The Company's performance under one IRU agreement is secured by a nonrecourse note in the amount of $250,000.

    Employment Agreements -- DTI has employment agreements entered into during fiscal year 1997 and 1998 with certain senior management personnel. These agreements are effective for various periods through December 31, 1999, unless terminated earlier by the executive or DTI, and provide for annual salaries, additional compensation in the form of bonuses based on performance of the executive, and participation in the various benefit plans of DTI. The agreements contain certain benefits to the executive if DTI terminates the executive's employment without cause or if the executive terminates his employment as a result of change in ownership of DTI.

    Supplier Agreements -- DTI's supplier agreements are with its major network construction contractors and its equipment suppliers.

    Purchase Commitments -- DTI's remaining aggregate purchase commitment for construction and switching equipment at June 30, 1998 is approximately $23 million. The switching equipment commitment totaling $15 million is cancelable upon the payment of a $42,000 cancellation fee for each of the remaining eight unpurchased switches. Additionally, in June, July and September 1998 the Company entered into preliminary and definitive agreements to purchase for cash IRUs for fiber optic strands (fiber usage rights) and short-term fiber lease agreements. The IRU and short-term lease agreements have 20-year and 2 1/2-year terms, respectively, and require cash payments totaling approximately $133 million, with each agreement providing for an initial payment and subsequent payments over a period of less than one year from the date of execution of a definitive agreement. The fiber usage rights related to the IRUs will be recorded at cost as a separate component of property, plant and equipment.

    Other Commitments -- In September 1998 the Company also entered into a long-term IRU and fiber swap agreement, in which it will obtain access to dark fiber and receive approximately $5 million in cash in exchange for providing dark fiber along the Company's network.

12. Contingencies

    On June 20, 1995, the Company and its President were named as defendants in a suit in which the plaintiff alleges that (i) the plaintiff entered into an oral contract with the defendants pursuant to which the plaintiff was to receive a percentage of the Company's common stock, (ii) the plaintiff provided services to the Company for which the plaintiff was not and should be compensated, and
(iii) the defendants misrepresented certain facts to the plaintiff in order to induce him to loan money and provide services to the defendants. Based on these allegations, the plaintiff is suing for breach of contract and fraud and is seeking actual monetary damages, punitive damages and a percentage of the common stock of the Company. Management believes the plaintiff's claims are without merit and intends to vigorously defend the claims. It is not possible to determine what impact, if any, the outcome of this litigation might have on the financial condition, results of operations or cash flows of the Company at this time. The President has agreed personally to indemnify the Company against any and all losses and damages resulting from any judgments and awards rendered against the Company in this litigation. However, no guarantee can be made as to the ability to satisfy all such amounts. The President has also agreed to indemnify the holder of the convertible preferred stock from such losses and damages, and has pledged his stock ownership in the Company to secure such obligation.

The Company has received notice from a customer that it intends to set off against amounts payable to the Company $15,000 per month, which as of June 30, 1998 totaled approximately $90,000 (in addition to $400,000 previously set off against other payments) as damages and penalties under the Company's contract with that customer due to the failure by the Company to meet certain construction deadlines, and such customer reserved its rights to seek other remedies under the contract. The Company believes that if such $90,000 setoff were to be made, it would not be material to the Company's business, financial position or results of operations. The Company is behind schedule with respect to such contract as a result of such customer's not obtaining on behalf of the Company certain rights-of-way required for completion of certain network facilities, and the Company's limitations on its financial and human resources, particularly prior to the Senior Discount Notes Offering. The Company has obtained alternative rights-of-way and hired additional construction supervisory personnel to accelerate the completion of such construction. Upon completion and turn-up of services, such customer is contractually required to pay the Company a lump sum of approximately $4.2 million for the Company's telecommunications services over its network

    From time to time the Company is named as a defendant in routine lawsuits incidental to its business. The Company believes that none of such current proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

13.   Valuation and Qualifying Accounts

     Activity in the Company's allowance for doubtful accounts was as follows:


                                     Additions Charged
                             Balance at        to Costs and                         Balance at
   For the year ended      Beginning of          Expenses          Deductions      End of Year
   ------------------      -------------         --------          ----------          -------
                                Year
June 30, 1996.........    $        --       $         --        $        --       $       --
                              =========         ==========          =========         ========
June 30, 1997.........    $                 $       48,000      $        --       $     48,000
                              =========         ==========          =========         ========
June 30, 1998.........    $      48,000     $      139,768      $     187,768             --
                              =========         ==========          =========         ========

14.  Quarterly Results (Unaudited)

     The Company's unaudited quarterly results are as follows:

                                                 For the 1997 Quarter Ended
                                                 ---------------------------
                             September 30        December 31            March 31              June 30
                             ------------        -----------            --------              -------
Total revenues........    $        232,385   $         270,879    $         366,581    $       1,164,145
                          ================   =================    =================    =================
Income (loss) from
operations............    $       (266,266)  $        (306,299)   $        (488,114)    $          7,002
                          ================   =================    =================    =================

Net income (loss).....    $       (292,948)  $        (189,029)   $        (378,300)    $        222,844
                          ================   =================    =================    =================

                                                 For the 1998 Quarter Ended
                                                 --------------------------

                              September 30         December 31       March 31              June 30
                              ------------         -----------       --------              -------
Total revenues........    $        452,082   $         566,449    $       1,104,043    $       1,510,197
                          ================   =================    =================    =================
Loss from operations..    $       (747,554)  $      (1,072,123)   $        (905,902)   $      (1,725,162)
                          ================    ================    =================    =================
Net loss..............    $       (417,277)  $        (602,254)   $      (1,824,755)   $      (6,578,226)
                          ================   =================    =================    =================


                                                   * * * * * *

                                  Exhibit Index


                               Number Description

     2.1 Stock Purchase Agreement by and between KLT Telecom Inc. and Digital Teleport, Inc., dated December 31, 1996 (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (File No. 333-50049) (the "S-4")).

     2.2 Amendment No. 1 to Stock Purchase Agreement between KLT Telecom Inc. and Digital Teleport, Inc. dated February 12, 1998 (incorporated herein by reference to Exhibit 2.2 to the S-4).

     3.1 Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the S-4).

     3.2 Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the S-4).

     4.1 Indenture by and between the Registrant and The Bank of New York, as Trustee, for the Registrant's 12 1/2% Senior Discount Notes due 2008, dated February 23, 1998 (the "Indenture") (including form of the Company's 12 1/2% Senior Discount Note due 2008 and 12 1/2% Series B Senior Discount Note due 2008) (incorporated herein by reference to
          Exhibit 4.1 to the S-4).

     4.2 Note Registration Rights Agreement by and among the Registrant and the Initial Purchasers named therein, dated as of February 23, 1998 (incorporated herein by reference to Exhibit 4.2 to the S-4).

     4.3 Warrant Agreement by and between the Registrant and The Bank of New York, as Warrant Agent, dated February 23, 1998 (incorporated herein by reference to Exhibit 4.3 to the S-4).

     4.4  Warrant  Registration Rights Agreement by and among the Registrant and
          the  Initial  Purchasers  named  therein,   dated  February  23,  1998
          (incorporated herein by reference to Exhibit 4.4 to the S-4).

     4.5 Digital Teleport, Inc. Shareholders' Agreement between Richard D. Weinstein and KLT Telecom Inc., dated March 12, 1997 (incorporated herein by reference to Exhibit 4.5 to the S-4).

     4.6 Amendment No. 1 to the Digital Teleport, Inc. Shareholders' Agreement, dated November 7, 1997 (incorporated herein by reference to Exhibit
          4.6 to the S-4).

     4.7 Amendment No. 2 to the Digital Teleport, Inc. Shareholders' Agreement, dated December 18, 1997 (incorporated herein by reference to Exhibit
          4.7 to the S-4).

     4.8 Amendment No. 3 to the Digital Teleport, Inc. Shareholders' Agreement, dated February 12, 1998 (incorporated herein by reference to Exhibit
          4.8 to the S-4).

     4.9  Stock Pledge  Agreement  between  Richard D. Weinstein and KLT Telecom
          Inc., dated March 12, 1997, securing the performance of Digital Teleport, Inc.'s obligations under that certain Stock Purchase Agreement dated as of December 31, 1996, as amended, (incorporated herein by reference to Exhibit 4.9 to the S-4).

     4.10 Amendment No. 1 to Stock Pledge Agreement between Richard D. Weinstein and KLT Telecom Inc., dated December 18, 1997 (incorporated herein by reference to Exhibit 4.10 to the S-4).

     4.11 Amendment No. 2 to Stock Pledge Agreement between Richard D. Weinstein and KLT Telecom Inc., dated February 12, 1998 (incorporated herein by reference to Exhibit 4.11 to the S-4).

     4.12 Subordination Agreement, by and among the Registrant, Digital Teleport, Inc., KLT Telecom Inc. and Richard D. Weinstein, dated February 12, 1998 (incorporated herein by reference to Exhibit 4.12 to the S-4).

     10.1 Employment  Agreement  between Digital  Teleport,  Inc. and Richard D.
          Weinstein, dated December 31, 1996 (incorporated herein by reference to Exhibit 10.1 to the S-4).

     10.2 Director Indemnification  Agreement between the Registrant and Richard
          D.  Weinstein,   dated  December  23,  1997  (incorporated  herein  by
          reference to Exhibit 10.2 to the S-4).

     10.3 Director  Indemnification  Agreement between the Registrant and Jerome
          W. Sheehy, dated December 23, 1997 (incorporated herein by reference to Exhibit 10.3 to the S-4).

     10.4 Director Indemnification  Agreement between the Registrant and Bernard
          J. Beaudoin, dated December 23, 1997 (incorporated herein by reference to Exhibit 10.4 to the S-4).

     10.5 Director  Indemnification  Agreement between the Registrant and Ronald
          G. Wasson, dated December 23, 1997 (incorporated herein by reference to Exhibit 10.5 to the S-4).

     10.6 Director Indemnification Agreement between the Registrant and James V. O'Donnell, dated December 23, 1997 (incorporated herein by reference to Exhibit 10.6 to the S-4).

     10.7 Director Indemnification  Agreement between the Registrant and Kenneth
          V. Hager, dated December 23, 1997 (incorporated herein by reference to
          Exhibit 10.7 to the S-4).

     10.8 1997 Long-Term Incentive Award Plan of the Registrant (incorporated herein by reference to Exhibit 2.2 to the S-4).

     10.9 Employment Agreement between Digital Teleport, Inc. and Robert F. McCormick, dated September 9, 1997 (incorporated herein by reference to Exhibit 10.9 to the S-4).

     10.10Amendment No. 1 to the Employment  Agreement between Digital Teleport,
          Inc. and Robert F. McCormick, dated January 28, 1998 (incorporated herein by reference to Exhibit 10.10 to the S-4).

     10.11Amendment No. 2 to the Employment  Agreement between Digital Teleport,
          Inc. and Robert F. McCormick, dated January 28, 1998 (incorporated herein by reference to Exhibit 10.11 to the S-4).

     10.12Product  Attachment -- Carrier  Networks  Products  Agreement  between
          Digital Teleport, Inc. and Northern Telecom, Inc., effective October 23, 1997 (incorporated herein by reference to Exhibit 10.12 to the S-4).

     10.13Agreement  re: Fiber Optic Cable on Freeways in Missouri,  between the
          Missouri Highway and Transportation Commission and Digital Teleport, Inc., effective July 29, 1994 (incorporated herein by reference to Exhibit 10.13 to the S-4).

     10.14First  Amendment  to  Agreement  re:  Fiber Optic Cable on Freeways in
          Missouri, between the Missouri Highway and Transportation Commission and Digital Teleport, Inc., effective September 22, 1994 (incorporated herein by reference to Exhibit 10.14 to the S-4).

     10.15Second  Amendment  to  Agreement  re: Fiber Optic Cable on Freeways in
          Missouri, between the Missouri Highway and Transportation Commission and Digital Teleport, Inc., effective November 7, 1994 (incorporated herein by reference to Exhibit 10.15 to the S-4).

     10.16Third  Amendment  to  Agreement  re:  Fiber Optic Cable on Freeways in
          Missouri, between the Missouri Highway and Transportation Commission and Digital Teleport, Inc., effective October 9, 1996 (incorporated herein by reference to Exhibit 10.16 to the S-4).

     10.17Contract  Extension to Agreement  re: Fiber Optic Cable on Freeways in
          Missouri, between the Missouri Department of Transportation (as successor to the Missouri Highway and Transportation Commission) and Digital Teleport, Inc., dated February 7, 1997, (incorporated herein by reference to Exhibit 10.17 to the S-4).

     10.18Fiber Optic Cable  Agreement,  between the Arkansas  State Highway and
          Transportation Department and Digital Teleport, Inc., dated May 29, 1997 (incorporated herein by reference to Exhibit 10.18 to the S-4).

     10.19Missouri   Interconnection   Agreement   between   Southwestern   Bell
          Telephone Company and Digital Teleport, Inc., executed July 1, 1997 (incorporated herein by reference to Exhibit 10.19 to the S-4).

     10.20Arkansas   Interconnection   Agreement   between   Southwestern   Bell
          Telephone Company and Digital Teleport, Inc., executed August 21, 1997 (incorporated herein by reference to Exhibit 10.20 to the S-4).

     10.21Kansas  Interconnection  Agreement between Southwestern Bell Telephone
          Company  and  Digital  Teleport,   Inc.,   executed  August  21,  1997
          (incorporated herein by reference to Exhibit 10.21 to the S-4).

     10.22Oklahoma   Interconnection   Agreement   between   Southwestern   Bell
          Telephone Company and Digital Teleport, Inc., executed August 21, 1997 (incorporated herein by reference to Exhibit 10.22 to the S-4).

     10.23Missouri Interconnection,  Resale and Unbundling Agreement between GTE
          Midwest Incorporated, GTE Arkansas Incorporated and Digital Teleport, Inc. executed November 7, 1997 (incorporated herein by reference to Exhibit 10.23 to the S-4).

    10.24 Arkansas Interconnection, Resale and Unbundling Agreement between GTE Southwest Incorporated, GTE Midwest Incorporated, GTE Arkansas Incorporated and Digital Teleport, Inc., executed November 7, 1997 (incorporated herein by reference to Exhibit 10.24 to the S-4).

     10.25Oklahoma Interconnection,  Resale and Unbundling Agreement between GTE
          Southwest Incorporated, GTE Arkansas Incorporated, GTE Midwest and Digital Teleport, Inc., executed November 7, 1997 (incorporated herein by reference to Exhibit 10.25 to the S-4).

     10.26Texas  Interconnection,  Resale and Unbundling  Agreement  between GTE
          Southwest Incorporated and Digital Teleport, Inc., executed November 18, 1997 (incorporated herein by reference to Exhibit 10.26 to the S-4).

     10.27Kansas Master Resale  Agreement  between United  Telephone  Company of
          Kansas (Sprint) and Digital Teleport, Inc., dated September 30, 1997 (incorporated herein by reference to Exhibit 10.27 to the S-4).

     10.28Commercial  Lease between  Richard D. Weinstein and Digital  Teleport,
          Inc., dated December 31, 1996 (incorporated herein by reference to Exhibit 10.28 to the S-4).

     10.29Commercial Lease Extension  Agreement between Richard D. Weinstein and
          Digital Teleport, Inc., dated December 31, 1997 (incorporated herein by reference to Exhibit 10.29 to the S-4).

     10.30Purchase  Agreement  by and  between  the  Registrant  and the Initial
          Purchasers named therein, dated as of February 13, 1998 (incorporated herein by reference to Exhibit 10.30 to the S-4).

     10.31IRU and Maintenance  Agreement between Digital Teleport,  Inc. and IXC
          Communications Services, Inc., executed July 30, 1998 (Greenwood, Indiana to New York City, New York), (incorporated herein by reference to Exhibit 10.31 to the S-4).

     10.32IRU and Maintenance  Agreement between Digital Teleport,  Inc. and IXC
          Communications Services, Inc., executed July 30, 1998 (Chicago, Illinois to Hudson, Ohio) (incorporated herein by reference to Exhibit
          10.32 to the S-4).

     10.33Consulting Agreement between Digital Teleport, Inc. and H.P. Scott, dated May 4, 1998, (incorporated herein by reference to Exhibit 10.33 to the S-4).

     10.34Employment  Agreement  between  Digital  Teleport,  Inc.  and  Gary W.
          Douglass, dated July 20, 1998 (incorporated herein by reference to Exhibit 10.34 to the S-4).

     10.35Agreement  for  Purchase  and  Sale  of  Equipment   between   Digital
          Teleport, Inc. and Pirelli Cables and Systems LLC, dated as of June 26, 1998 (incorporated herein by reference to Exhibit 10.35 to the S-4).

     +10.36 Agreement  for the Purchase and Sale of Optical  Amplifier and Dense
          Wavelength Division Multiplexing Equipment between Digital Teleport, Inc. and Pirelli Cables and Systems LLC dated as of September 1, 1998.

     12   Statement re Computation of Ratios

     21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the S-4).

     27   Financial Data Schedule

     99   Risk Factors

- -------------------------

+ To be filed by amendment.