Form 10-Q
period 1998-09-30
DTI HOLDINGS INC
filed 1998-11-13
CIK 1058956

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1998

                                       or

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from _________ to__________


                        Commission File Number 333-50049

                               DTI Holdings, Inc.
             (Exact name of registrant as specified in its charter)

               Missouri                               43-1674259
    (State or other jurisdiction of     (I.R.S. Employer Identification Number)
    incorporation or organization)

       8112 Maryland Ave, 4th Floor
          St. Louis, Missouri                            63105
(Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code:  (314) 253-6600

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  [_]                     No  [X]

As of November 13, 1998, the following shares of the Registrant's common stock were issued and outstanding:

Common Stock ($.01 par value)                                        30,000,000

                               DTI HOLDINGS, INC.

                                    FORM 10-Q

                               September 30, 1998

                                TABLE OF CONTENTS

                                                                            Page

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 1998 and
             September 30, 1998 (Unaudited)                                    1

           Condensed Consolidated Statements of Operations for the Three
             Months Ended September 30, 1997 and 1998 (Unaudited)              2

           Condensed Consolidated Statements of Cash Flows for the Three
             Months Ended September 30, 1997 and 1998 (Unaudited)              3

           Notes to Condensed Consolidated Financial Statements
           (Unaudited)                                                     4 - 5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      6 - 10

Item 3:    Quantitative and Qualitative Disclosures About Market Risk         10


PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                   11

Signatures
Exhibit Index

Part I:   FINANCIAL INFORMATION
Item 1.  Financial Statements


                        DTI HOLDINGS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                     June 30,       September 30,
                                                       1998             1998

                                                     --------       -------------
Assets
Current assets:
  Cash and cash equivalents......................    $251,057,274   $240,346,996
  Accounts receivable............................         501,612        708,985
  Prepaid and other current assets...............          69,635         30,208
                                                     ------------   ------------
       Total current assets......................     251,628,521    241,086,189
Property and equipment, net......................      77,771,527    106,754,523
Deferred financing costs, net of amortization
       of $509,869 and $918,911..................      10,028,558     10,144,693
Deferred tax asset...............................       3,234,331      3,234,331
Other assets.....................................         202,223         60,985
                                                      -----------    -----------
       Total.....................................    $342,865,160   $361,280,721
                                                     ============   ============
Liabilities and stockholders' equity:
Current liabilities:
  Accounts payable...............................    $  4,722,418   $ 17,148,020
  Taxes payable (other than income taxes)........       1,830,668      2,055,668
  Other current liabilities......................          83,605        243,226
                                                     ------------   ------------
       Total current liabilities.................       6,636,691     19,446,914
Deferred revenues................................      16,814,488     19,323,390
Senior discount notes, net of unamortized
       discount of $9,465,882 and $9,101,981.....     277,455,859    286,241,885
Other long-term liabilities......................                        100,000
                                                     ------------   ------------
       Total liabilities.........................     300,907,038    325,112,189
                                                     ------------   ------------
Commitments and contingencies                               --             --
Stockholders' equity:
  Preferred stock, $.01 par value, 20,000 shares
     authorized, no shares issued and
     outstanding................................            --             --
  Convertible series A preferred stock, $.01 par
     value, (aggregate liquidation preference
     of $45,000,000) 30,000 shares authorized,
     issued and outstanding.....................              300            300
  Common stock, $.01 par value, 100,000,000
     shares authorized, 30,000,000 shares issued
     and outstanding............................          300,000        300,000
  Additional paid-in capital....................       44,013,063     44,213,063
  Common stock warrants.........................       10,421,336     10,421,336
  Unearned compensation.........................            --         (100,000)
  Accumulated deficit...........................      (12,776,577)   (18,666,167)
                                                     ------------   ------------
       Total stockholders' equity...............       41,958,122     36,168,532
                                                     ------------   ------------
Total...........................................     $342,865,160   $361,280,721
                                                     ============   ============

     See notes to condensed consolidated financial statements.


                        DTI HOLDINGS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                          1997           1998
                                                     -------------  ------------
    REVENUES:
    Telecommunications services:
      Carrier's carrier services................     $    317,662    $ 1,624,532
      End-user services.........................          134,420        115,117
                                                     ------------    -----------
         Total revenues.........................          452,082      1,739,649
                                                     ------------    -----------
    OPERATING EXPENSES:
      Telecommunications services...............          183,806        992,644
      Selling, general and administrative.......          654,080      1,536,538
      Depreciation and amortization.............          361,750        692,000
                                                      -----------    -----------
         Total operating expenses...............        1,199,636      3,221,182
                                                      -----------     ----------
    LOSS FROM OPERATIONS........................         (747,554)    (1,481,533)
    OTHER INCOME (EXPENSES):
      Interest income...........................           52,277      3,343,510
      Interest expense..........................               --     (7,751,567)
                                                      -----------    -----------
         Loss before income tax benefit.........         (695,277)    (5,889,590)
    INCOME TAX BENEFIT..........................          278,000          --
                                                     ------------    -----------
    NET LOSS....................................     $   (417,277)   $(5,889,590)
                                                     ============   ============



           See  notes to  condensed  consolidated  financial statements.

                        DTI HOLDINGS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                         1997           1998
                                                     -------------  -----------

Cash flows provided by operating activities.....     $    426,889   $  19,489,895
                                                     ------------   -------------

Cash flows from investing activities:
  Increase in network and equipment.............      (12,807,368)    (29,674,996)
                                                     ------------   -------------
     Net cash used in investing activities......      (12,807,368)    (29,674,996)
                                                     ------------   -------------

Cash flows form financing activities:
Proceeds from issuance of redeemable
    convertible preferred stock.................        9,150,000
Deferred financing costs........................              --         (525,177)
                                                     ------------   -------------
  Cash flows provided by (used in) financing
     activities.................................         9,150,000       (525,177)
                                                     ------------   -------------

  Net increase in cash and cash equivalents.....       (3,230,479)    (10,910,278)
  Cash and cash equivalents, beginning of
     period.....................................        4,366,906     251,057,274
                                                     ------------   -------------
  Cash and cash equivalents, end of period......     $  1,136,427    $240,346,996
                                                     ============   =============

           See  notes to  condensed  consolidated  financial statements.

DTI HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.    PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

     In the opinion of the management of DTI Holdings, Inc. and subsidiary (the "Company" or "DTI") the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial information for the interim periods presented and have been prepared in accordance with generally accepted accounting principles. The interim results of operations are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission. Accordingly, note disclosures which would substantially duplicate the disclosures in the audited financial statements have been omitted.

2.    COMMITMENTS AND CONTINGENCIES

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

     The Company has received notice from a customer that it intends to set off against amounts payable to the Company $15,000 per month, which as of September 30, 1998 totaled approximately $135,000 (in addition to $400,000 previously set off against other payments) as damages and penalties under the Company's contract with that customer due to the failure by the Company to meet certain construction deadlines, and such customer reserved its rights to seek other remedies under the contract. The Company believes that if such $135,000 setoff were to be made, it would not be material to the Company's business, financial position or results of operations. The Company is behind schedule with respect to such contract as a result of such customer's not obtaining on behalf of the Company certain rights-of-way required for completion of certain network facilities, and the Company's limitations on its financial and human resources, particularly prior to the Senior Discount Notes Offering. The Company has obtained alternative rights-of-way and hired additional construction supervisory personnel to accelerate the completion of such construction. Upon completion and turn-up of services, such customer is contractually required to pay the Company a lump sum of approximately $4.2 million for the Company's telecommunications services over its network

     From time to time the Company is named as a defendant in routine lawsuits incidental to its business. The Company believes that none of such current proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

     During fiscal 1999, the Company has made and will continue to make material commitments related to the expansion of its network.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1998

REVENUE

     Total revenue increased 285%, from $452,000 in 1997 to $1.7 million in 1998, due to increased revenue from carrier's carrier services. Revenue from carrier's carrier services increased 411% principally from increased sales of wholesale network capacity agreements on the Company's completed routes.


OPERATING EXPENSES

     Operating expenses increased 168%, from $1.2 million in 1997 to $3.2 million in 1998. The increase is primarily attributable to increased telecommunications services expenses which increased $809,000 for the quarter over the same quarter in 1997 due to increased personnel costs to support the expansion of the DTI network, as well as increased costs related to property taxes and other costs in connection with leasing capacity to support customers in areas not yet reached by the DTI network. The increase is also due to selling, general and administrative expenses which increased $882,000 over 1997 due principally to an increase in administrative and sales personnel and the expenses of supporting these personnel. Depreciation and amortization increased $330,000 over the comparable 1997 quarter due to higher amounts of plant and equipment being in service in 1998 versus 1997. Depreciation and amortization will continue to increase in conjunction with spending on capital assets to increase network capacity.


INTEREST AND OTHER INCOME (EXPENSE)

     Net interest and other income (expense) increased from net income of $52,000 in 1997 to net expense of $4.4 million in 1998. This is due primarily to the issuance of the Company's Senior Discount Notes in February 1998, which resulted in increased non-cash interest expense, offset in part by interest income earned on the portion of the proceeds from the Senior Discount Notes invested in short-term investment-grade securities.


INCOME TAXES

     An income tax benefit of $278,000 was recorded in the three month period ended September 30, 1997 compared to no benefit or provision in the comparable period in 1998. Management believes it is more likely than not that it will generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences and net operating loss carryforwards prior to their expiration. However, a valuation allowance is being provided against the deferred tax asset generated from the nondeductible interest expense related to the Company's Senior Discount Notes issued in February 1998.


NET LOSS

     Net loss for the three months ended September 30, 1997 was $417,000 compared to $5.9 million for the three months ended September 30, 1998 as a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had $240.3 million of cash and cash equivalents. The decrease of $10.9 million in the Company's cash and cash equivalents for the three months ended September 30, 1998 was primarily due to expenditures on the Company's property and equipment as the Company continues to expand its network.

     The net cash provided by operating activities was $19.5 million for the quarter ended September 30, 1998 compared to $427,000 in the comparable period in 1997, primarily as a result of an increase in accounts payable associated with the continued development of the Company's network and an increase in deferred revenues associated with a dark fiber sale.

     Cash used in investing activities for the quarter ended September 30, 1998 was $29.7 million compared to $12.8 million for the comparable period of 1997. The increase reflects the purchase of network and equipment to be used in the Company's operations.

     Cash provided by (used in) financing activities was $(525,000) in the first quarter of fiscal 1999, compared to $9.2 million from the issuance of redeemable convertible preferred stock in the first quarter of fiscal 1998, as the Company did not enter into any new financing transactions in the first quarter of fiscal 1999.

     To achieve its business plan, DTI will need significant financing to fund its capital expenditure, working capital and debt service requirements and its anticipated future operating losses. The Company's estimated capital requirements primarily include the estimated cost of (i) constructing approximately half of the planned DTI network routes, (ii) purchasing, for cash, fiber optic facilities pursuant to long-term IRUs for planned routes that the Company will neither construct nor acquire through swaps with other telecommunication carriers, and (iii) additional network expansion activities, including the construction of additional local loops in secondary and tertiary cities as network traffic volume increases. The Company estimates that total capital expenditures necessary to complete the DTI network will be approximately $780 million, of which the Company had expended $111 million as of September 30, 1998. During the balance of calendar 1998 and all of calendar 1999, the Company anticipates its capital expenditure priorities will be focused principally on expanding from its existing Missouri/Arkansas base by building additional regional rings that adjoin existing rings and those that initiate new rings in areas in which strong carrier interest has been expressed. The Company anticipates that its existing financial resources will be adequate to fund the abovementioned priorities and its existing capital commitments, principally payments required under existing preliminary and definitive IRU and short-term lease agreements, totaling $125 million which are payable in varying installments over the period through December 31, 1999. In addition, the Company has a commitment at September 30, 1998 for eight telecommunications switches totaling $15 million which is cancelable upon the payment of a cancellation fee of $42,000 for each of the remaining unpurchased switches. The Company also may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions. These activities could require significant additional capital not included in the foregoing estimated capital requirements.

     As of September 30, 1998, DTI had $240.3 million of cash and cash equivalents. Such amount is expected to provide sufficient liquidity to meet the Company's operating and capital requirements through approximately December 31, 1999. Subsequent to such date, DTI's operating and capital requirements are expected to be funded, in large part, out of additional debt or equity financing, advance payments under IRUs and wholesale network capacity agreements, and available cash flow from operations, if any. The Company is exploring the possibility of an additional high yield debt offering, a commercial credit facility and equity sales, but has no specific plans at this time. The Company is in various stages of discussions with potential customers for IRUs, wholesale network capacity agreements and regional ring service agreements. There can be no assurance, however, that the Company will continue to obtain advance payments from customers prior to commencing construction of, or obtaining IRUs for, planned routes, that it will be able to obtain financing under any credit facility or that other sources of capital will be available on a timely basis or on terms that are acceptable to the Company and within the restrictions under the Company's existing financing arrangements, or at all. If the Company fails to obtain the capital required to complete the DTI network, the Company could modify, defer or abandon plans to build or acquire certain portions of the DTI network. The failure of the Company, however, to raise the substantial capital required to complete the DTI network could have a material adverse effect on the Company. The actual amount and timing of DTI's capital requirements may differ materially from those estimates depending on demand for the Company's services, and the Company's ability to implement its current business strategy as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in the telecommunications industry.

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

     The Company has received notice from a customer that it intends to set off against amounts payable to the Company $15,000 per month, which as of September 30, 1998 totaled approximately $135,000 (in addition to $400,000 previously set off against other payments) as damages and penalties under the Company's contract with that customer due to the failure by the Company to meet certain construction deadlines, and such customer reserved its rights to seek other remedies under the contract. The Company believes that if such $135,000 setoff were to be made, it would not be material to the Company's business, financial position or results of operations. The Company is behind schedule with respect to such contract as a result of such customer's not obtaining on behalf of the Company certain rights-of-way required for completion of certain network facilities, and the Company's limitations on its financial and human resources, particularly prior to the Senior Discount Notes Offering. The Company has obtained alternative rights-of-way and hired additional construction supervisory personnel to accelerate the completion of such construction. Upon completion and turn-up of services, such customer is contractually required to pay the Company a lump sum of approximately $4.2 million for the Company's telecommunications services over its network

YEAR 2000

     While the Company believes that its existing systems and software applications are Year 2000 compliant, there can be no assurance until the year 2000 that all of the Company's systems and software applications then in place will function adequately. The failure of the Company's systems or software applications to accommodate the year 2000 could have a material adverse effect on its business, financial condition and results of operations. Further, if the systems or software applications of telecommunications equipment suppliers, ILECs, IXCs or others on whose services or products the Company depends or with whom the Company's systems must interface are not Year 2000 compliant, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to continue to monitor the performance of its accounting, information and processing systems and software applications and those of its third-party constituents to identify and resolve any Year 2000 issues. To the extent necessary, the Company may need to replace, upgrade or reprogram certain systems to ensure that all interfacing applications will be Year 2000 compliant when operating jointly. Based on current information, the Company does not expect that the costs of such replacements, upgrades and reprogramming will be material to its business, financial condition or results of operations. Most major domestic carriers have announced that they expect to achieve Year 2000 compliance for their networks and support systems by mid-1999; however, other domestic and international carriers and other third-party constituents may not be Year 2000 compliant, and failures on their networks and systems could adversely affect the operation of the Company's networks and support systems and have a material adverse effect on the Company's business, financial condition and results of operations. The Company has not developed a contingency plan with respect to the failure of its systems or the systems of its suppliers or other carriers to achieve year 2000 compliance.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits


     3.1 Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-50049)(the "S-4")).

     3.2 Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the S-4).

     27   Financial Data Schedule

(b)      Reports on Form 8-K


     (1) Form 8-K date September 1, 1998 was filed pursuant to Item 7 (Financial Statements and Exhibits)

     (2)  Form  8-K  dated   October  7,  1998  was  filed  pursuan  to  Item  6
          (Resignation of Registrant's Directors) and Item 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DTI HOLDINGS, INC.


Date: November 13, 1998                  /S/Gary W. Douglass
      -----------------                  -------------------
                                         Gary W. Douglass, Senior Vice President
                                         Finance and administration and
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number              Description

3.1 Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-50049)(the "S-4")).

3.2 Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the S-4).

27      Financial Data Schedule