Form 10-Q
period 1998-12-31
DTI HOLDINGS INC
filed 1999-02-16
CIK 1058956

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 1998

                                       or

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from _________ to__________


                        Commission File Number 333-50049

                               DTI Holdings, Inc.
             (Exact name of registrant as specified in its charter)

               Missouri                               43-1828147
    (State or other jurisdiction of     (I.R.S. Employer Identification Number)
    incorporation or organization)

       8112 Maryland Ave, 4th Floor
          St. Louis, Missouri                            63105
(Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code:  (314) 880-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  [X]                     No  [_]

As of February 11, 1999, 30,000,000 shares of the Registrant's common stock, $.01 par value, were issued and outstanding.

                               DTI HOLDINGS, INC.

                                    FORM 10-Q

                                December 31, 1998

                                TABLE OF CONTENTS

                                                                          Page

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 1998
            and December 31, 1998 (Unaudited)                               1

           Condensed Consolidated Statements of Operations for
            the Three and Six Months Ended December 31, 1997
            and 1998 (Unaudited)                                            2

           Condensed Consolidated Statements of Cash Flows for
            the Six Months Ended December 31, 1997 and 1998
            (Unaudited)                                                     3

           Notes to Condensed Consolidated Financial Statements
            (Unaudited)                                                   4 - 5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           6 - 10

Item 3:    Quantitative and Qualitative Disclosures About Market
           Risk                                                            10


PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                11

Signatures
Exhibit Index

Part I:   FINANCIAL INFORMATION
Item 1.  Financial Statements


                        DTI HOLDINGS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                      June 30,        December 31,
                                                                        1998              1998
                                                                    ------------      ------------
Assets
Current assets:
  Cash and cash equivalents.....................................    $251,057,274      $225,500,478
  Trade accounts receivable, net................................         501,612           189,185
  Other receivables.............................................            --             211,828
  Prepaid and other current assets..............................          69,635           451,929
                                                                    ------------      ------------
       Total current assets.....................................     251,628,521       226,353,420
Property and equipment, net.....................................      77,771,527       123,489,489
Deferred financing costs, net of amortization of $509,869
       and $1,327,422...........................................      10,028,558         9,736,120
Deferred tax asset..............................................       3,234,331         3,234,331
Other assets....................................................         202,223            64,633
                                                                    ------------      ------------
       Total....................................................    $342,865,160      $362,877,993
                                                                    ============      ============
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable..............................................     $ 4,722,418      $ 13,193,567
  Vendor financing..............................................            --           1,282,485
  Taxes payable (other than income taxes).......................       1,830,668         1,596,368
  Other current liabilities.....................................          83,605           506,611
                                                                    ------------      ------------
        Total current liabilities................................      6,636,691        16,579,031
Deferred revenues...............................................      16,814,488        19,343,923
Senior discount notes, net of unamortized discount of
   $9,465,882 and $8,716,240                                         277,455,859       295,555,199
Vendor financing................................................            --           1,282,484
Other long-term liabilities.....................................            --             228,869
                                                                    ------------      ------------
       Total liabilities........................................     300,907,038       332,989,506
                                                                    ------------      ------------
Commitments and contingencies                                               --                --
Stockholders' equity:
  Preferred stock, $.01 par value, 20,000 shares
      authorized, no shares issued and outstanding..............            --                --
  Convertible series A preferred stock, $.01 par value,
      (aggregate liquidation preference of $45,000,000)
      30,000 shares authorized, issued and outstanding..........             300               300
  Common stock, $.01 par value, 100,000,000 shares
      authorized, 30,000,000 shares issued and
      outstanding...............................................         300,000           300,000
  Additional paid-in capital....................................      44,013,063        44,213,063
  Common stock warrants                                               10,421,336        10,421,336
  Unearned compensation.........................................            --             (90,910)
  Accumulated deficit...........................................     (12,776,577)     ( 24,955,302)
                                                                    ------------      ------------
           Total stockholders' equity...........................      41,958,122        29,888,487
                                                                    ------------      ------------
Total...........................................................    $342,865,160      $362,877,993
                                                                    ============      ============

            See notes to condensed consolidated financial statements.


                        DTI HOLDINGS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the Three Months Ended          For the Six Months Ended
                                                                      December 31                        December 31,
                                                                1997            1998              1997               1998
                                                             -----------     ------------     ------------      -------------
  REVENUES:
  Telecommunications services:
    Carrier's carrier services.........................      $  426,523      $ 1,626,946      $   744,185       $  3,251,478
    End-user services..................................         139,926          103,486          274,346            218,603
                                                             ----------      -----------      -----------       ------------
       Total revenues..................................         566,449        1,730,432        1,018,531          3,470,081
                                                             ----------      -----------      -----------       ------------
  OPERATING EXPENSES:
    Telecommunications services........................         225,566        1,002,707          409,372          1,995,351
    Selling, general and administrative................         944,056        1,463,268        1,598,136          2,999,806
    Depreciation and amortization......................         468,950          809,000          830,700          1,501,000
                                                             ----------      -----------      -----------       ------------
       Total operating expenses........................       1,638,572        3,274,975        2,838,208          6,496,157
                                                             ----------      -----------      -----------       ------------
  LOSS FROM OPERATIONS.................................      (1,072,123)      (1,544,543)      (1,819,677)        (3,026,076)

  OTHER INCOME (EXPENSES):
    Interest income....................................          67,869        2,960,830          120,146          6,304,340
    Interest expense...................................            --         (7,705,422)              --        (15,456,989)
                                                             ----------      -----------      -----------       ------------
       Loss before income tax benefit..................      (1,004,254)      (6,289,135)      (1,699,531)       (12,178,725)

  INCOME TAX BENEFIT...................................         402,000             --            680,000               --
                                                             ----------      -----------      -----------       ------------
  NET LOSS.............................................      $ (602,254)     $(6,289,135)     $(1,019,531)      $(12,178,725)
                                                             ==========      ===========      ===========       ============

            See notes to condensed consolidated financial statements.



                        DTI HOLDINGS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Six Months Ended
                                                                                December 31,
                                                                        1997               1998
                                                                    ------------      -------------

Cash flows provided by operating activities:
  Net loss......................................................    $(1,019,531)      $(12,178,725)
  Adjustments to reconcile net loss to cash provided
     by operating activities:                                           830,700          1,501,000
       Depreciation and amortization............................
       Accretion of senior discount notes.......................           --           14,592,346
       Amortization of deferred financing costs.................           --              817,615
       Deferred income taxes....................................       (680,000)
       Amortization of unearned compensation....................           --              109,090
       Other noncash items......................................           --               45,534
       Changes in assets and liabilities:
          Trade accounts receivable.............................     (1,330,458)          (111,229)
          Other assets..........................................       (232,502)           (32,876)
          Accounts payable......................................        958,853          8,471,149
          Other liabilities.....................................        (20,949)           606,341
          Taxes payable (other than income taxes)...............        808,654           (234,300)
          Deferred revenues.....................................      4,631,269          2,529,435
                                                                    -----------       ------------
Net cash flows provided by operating activities.................      3,946,036         16,115,380
                                                                    -----------       ------------
Cash flows from investing activities:
  Increase in network and equipment.............................    (21,926,768)       (41,146,999)
                                                                    -----------       ------------
Net cash used in investing activities...........................    (21,926,768)       (41,146,999)
                                                                    -----------       ------------
Cash flows from financing activities:
  Proceeds from issuance of redeemable convertible
     Preferred stock............................................     17,250,000               --
  Deferred financing costs......................................           --             (525,177)
                                                                    -----------       ------------
Cash flows provided by (used in) financing activities...........     17,250,000           (525,177)
                                                                    -----------       ------------
Net decrease in cash and cash equivalents.......................       (730,732)       (25,556,796)
Cash and cash equivalents, beginning of period                        4,366,906        251,057,274
                                                                    -----------       ------------
Cash and cash equivalents, end of period........................    $ 3,636,174       $225,500,478
                                                                    ===========       ============
Noncash investing and financing activities:
  Interest capitalized to fixed assets..........................    $      --         $  3,506,994
                                                                    ===========       ============
  Fixed assets acquired through vendor financing................    $      --         $  2,564,969
                                                                    ===========       ============

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

The Company has received notice from a customer that it intends to set off against amounts payable to the Company $15,000 per month, which as of December 31, 1998 totaled approximately $180,000 (in addition to $400,000 previously set off against other payments) as damages and penalties under the Company's contract with that customer due to the failure by the Company to meet certain construction deadlines, and such customer reserved its rights to seek other remedies under the contract. The Company believes that if such $180,000 setoff were to be made, it would not be material to the Company's business, financial position or results of operations. The Company is behind schedule with respect to such contract as a result of such customer's not obtaining on behalf of the Company certain rights-of-way required for completion of certain network facilities, and the Company's limitations on its financial and human resources, particularly prior to the Senior Discount Notes Offering. The Company has obtained alternative rights-of-way and hired additional construction supervisory personnel to accelerate the completion of such construction. Upon completion and turn-up of services, such customer is contractually required to pay the Company a lump sum of approximately $3.8 million for the Company's telecommunications services over its network.

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

2.    VENDOR FINANCING AGREEMENT

On December 15, 1998, the Company entered into a vendor financing agreement with its fiber optic cable vendor allowing for deferred payment terms for one and two-year periods on qualifying cable purchases up to $15 million. Interest under the agreement will accrue at a rate of LIBOR plus 2%. As of December 31, 1998, total borrowings under this agreement were $2,564,969.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations


Three and Six Months Ended December 31, 1997 Compared to the Three and Six Months Ended December 31, 1998

Revenue

Total revenue for the second quarter grew $1.2 million, or 205%, from $566,000 in fiscal 1998 to $1.7 million in fiscal 1999, totally attributable to increased revenue from carrier's carrier services. Revenue from carrier's carrier services was up 281% principally from increased sales of point-to-point transport business on the Company's completed routes. Total revenue for the first six months of the year increased 241% over the first six months of fiscal 1998 due to increased carrier's carrier services. Subsequent to December 31, 1998, DTI has completed or will soon complete its performance of several one-year service agreements with one of its carrier customers. The expiration dates of these service agreements range from February 1, 1999 to March 4, 1999. The anticipated decline of monthly recurring revenues related to these expiring service agreements is approximately $170,000 and is partially offset by leased circuit costs of approximately $50,000 that the Company is incurring to provide some of the services.


Operating Expenses

Telecommunications services expenses were up $777,000 from the second quarter of fiscal 1999 over 1998. For the first six months of fiscal 1999 compared to 1998 telecommunication services increased $1.6 million. These increases reflect the growth of personnel costs related to the building of the management infrastructure, as well as increased costs related to leased capacity to support existing customers in areas not yet reached by the Company's network.

Selling, general and administrative expenses for the three months ended December 31, 1998 increased $519,000 over the same period in fiscal 1998 and were up $1.4 million for the respective six-month periods. The increase is mainly due to additional administrative and sales personnel and the expenses of supporting these personnel.

Depreciation and amortization grew 73% from last year's second quarter and 81% for the six month period due to increasing amounts of the Company's fiber optic network being placed into service in fiscal 1999. Depreciation and amortization will continue to grow as the Company continues to invest in capital assets to increase network capacity and as additional network routes are placed into service.


Other Income (Expense)

Net other income (expense) for the second quarter and the fiscal year to date increased from net income of $68,000 and $120,000, respectively, in fiscal 1998 to a net expense of $4.7 million and $9.2 million, respectively, in fiscal 1999. This change is due to the issuance of the Company's Senior Discount Notes in

February 1998, which resulted in increased noncash interest expense, offset in part by interest income earned on the portion of the proceeds from the Senior Discount Notes invested in short-term investment-grade securities.


Income Taxes

An income tax benefit of $402,000 and $680,000 was recorded for the three and six-month periods, respectively, ended December 31, 1997 compared to no benefit or provision in the comparable periods in fiscal 1999. Management believes it is more likely than not that the deferred income tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities or ordinary operations. A valuation allowance is being provided to reserve for significant deferred tax assets generated from net operating loss carryforwards and the nondeductible interest expense related to the Company's Senior Discount Notes, issued in February 1998, that may not be realizable due to uncertainties surrounding income tax law changes and future operating income levels.


Liquidity and Capital Resources

As of December 31, 1998, the Company had $225.5 million of cash and cash equivalents. The decrease of $25.6 million for the six months ended December 31, 1998 was primarily due to expenditures on the Company's property and equipment as the Company continues to expand its fiber optic network.

The net cash provided by operating activities was $16.1 million for the six month period ended December 31, 1998 compared to $3.9 million in the comparable period in fiscal 1998, primarily as a result of cash derived from interest income and an increase in accounts payable associated with the continued development of the Company's network.

Cash used in investing activities for the six month period ended December 31, 1998 was $41.1 million compared to $21.9 million for the comparable period of fiscal 1998. The growth in investing activities reflects the purchase of network and equipment to be used in the Company's operations.

Cash provided by (used in) financing activities was $(525,000) in the first six months of fiscal 1999, compared to $17.2 million from the issuance of redeemable convertible preferred stock in the first six months of fiscal 1998. The Company did not enter into any new cash financing transactions in the first two quarters of fiscal 1999. However, the Company has entered into a vendor financing agreement with its major fiber optic cable vendor allowing for deferred payment terms for one and two-year periods on qualifying cable purchases up to $15 million.

To achieve its business plan, DTI will need significant financing to fund its capital expenditure, working capital and debt service requirements and its anticipated future operating losses. The Company's estimated capital requirements primarily include the estimated cost of (i) constructing approximately half of the planned DTI network routes, (ii) purchasing, for cash, fiber optic facilities pursuant to long-term IRUs for planned routes that the Company will neither construct nor acquire through swaps with other telecommunication carriers, and (iii) additional network expansion activities, including the construction of additional local loops in secondary and tertiary cities as network traffic volume increases. The Company estimates that total capital expenditures necessary to complete the DTI network will be in excess of $800 million, of which the Company had expended $127 million, as of December 31, 1998. During the balance of calendar 1999, the Company anticipates its capital expenditure priorities will be focused principally on expanding from its existing Missouri/Arkansas base by building additional regional rings that adjoin existing rings and those that initiate new rings in areas in which strong carrier interest has been expressed. The Company anticipates that its existing financial resources will be adequate to fund the abovementioned priorities and its existing capital commitments, principally payments required under existing IRU and short-term lease agreements, totaling $119 million which are payable in varying installments over the period through December 31, 1999. In addition, the Company has a commitment at December 31, 1998 for eight telecommunications switches totaling $15 million which is cancelable upon the payment of a cancellation fee of $42,000 for each of the remaining unpurchased switches. The Company also may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions. These activities could require significant additional capital not included in the foregoing estimated capital requirements.

As of December 31, 1998, DTI had $225.5 million of cash and cash equivalents. Such amount is expected to provide sufficient liquidity to meet the Company's operating and capital requirements through approximately December 31, 1999. Subsequent to such date, DTI's operating and capital requirements are expected to be funded, in large part, out of additional debt or equity financing, advance payments under IRUs, wholesale network capacity agreements and regional ring service agreements, and available cash flow from operations, if any. The Company is exploring the possibility of an additional high yield debt offering, a commercial credit facility and equity sales, but has no specific plans at this time. The Company is in various stages of discussions with potential customers for IRUs, wholesale network capacity agreements and regional ring service agreements. There can be no assurance, however, that the Company will continue to obtain advance payments from customers prior to commencing construction of, or obtaining IRUs for, planned routes, that it will be able to obtain financing under any credit facility or that other sources of capital will be available on a timely basis or on terms that are acceptable to the Company and within the restrictions under the Company's existing financing arrangements, or at all. If the Company fails to obtain the capital required to complete the DTI network, the Company could modify, defer or abandon plans to build or acquire certain portions of the DTI network. The failure of the Company, however, to raise the substantial capital required to complete the DTI network could have a material adverse effect on the Company. The actual amount and timing of DTI's capital requirements may differ materially from the Company's estimates depending on the actual costs of network construction and equipment, the actual costs of purchasing fiber optic facilities pursuant to long-term IRUs, the execution of more or fewer swaps with other carriers than currently planned, demand for the Company's services, and the Company's ability to implement its current business strategy as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in the telecommunications industry.

Subject to the Indenture provisions that limit restrictions on the ability of any of the Company's Restricted Subsidiaries to pay dividends and make other payments to the Company, future debt instruments of Digital Teleport, Inc., the Company's wholly owned subsidiary ("Digital Teleport"), may impose significant restrictions that may affect, among other things, the ability of Digital Teleport to pay dividends or make loans, advances or other distributions to the Company. The ability of Digital Teleport to pay dividends and make other distributions also will be subject to, among other things, applicable state laws and regulations. Although the Senior Discount Notes do not require cash interest payments until September 1, 2003, at such time the Senior Discount Notes will require annual cash interest payments of $63.25 million. In addition, the Senior Discount Notes mature on March 1, 2008. The Company currently expects that the earnings and cash flow, if any, of Digital Teleport will be retained and used by such subsidiary in its operations, including servicing its own debt obligations. The Company does not anticipate that it will receive any material distributions from Digital Teleport prior to September 1, 2003. Even if the Company determined to pay a dividend on or make a distribution in respect of the capital stock of Digital Teleport, there can be no assurance that Digital Teleport will generate sufficient cash flow to pay such a dividend or distribute such funds to the Company or that applicable state law and contractual restrictions, including negative covenants contained in any future debt instruments of Digital Teleport, will permit such dividends or distributions. The failure of Digital Teleport to pay, or to generate sufficient earnings or cash flow to distribute any cash dividends or make any loans, advances or other payments of funds to the Company would have a material adverse effect on the Company's ability to meet its obligations on the Senior Discount Notes. Further, there can be no assurance that the Company will have available, or will be able to acquire from alternative sources of financing, funds sufficient to repurchase the Senior Discount Notes in the event of a Change of Control.

The Company has received notice from a customer that it intends to set off against amounts payable to the Company $15,000 per month, which as of December 31, 1998 totaled approximately $180,000 (in addition to $400,000 previously set off against other payments) as damages and penalties under the Company's contract with that customer due to the failure by the Company to meet certain construction deadlines, and such customer reserved its rights to seek other remedies under the contract. The Company believes that if such $180,000 setoff were to be made, it would not be material to the Company's business, financial position or results of operations. The Company is behind schedule with respect to such contract as a result of such customer's not obtaining on behalf of the Company certain rights-of-way required for completion of certain network facilities, and the Company's limitations on its financial and human resources, particularly prior to the Senior Discount Notes Offering. The Company has obtained alternative rights-of-way and hired additional construction supervisory personnel to accelerate the completion of such construction. Upon completion and turn-up of services, such customer is contractually required to pay the Company a lump sum of approximately $3.8 million for the Company's telecommunications services over its network

Year 2000

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

27       Financial Data Schedule

(b)      Reports on Form 8-K


(1)      Form 8-K   dated   September 1, 1998  was  filed  on  October 14, 1998,
         pursuant to Item 7 (Financial Statements and Exhibits)

(2) Form 8-K dated October 7, 1998 was filed on October 13, 1998, pursuant to Item 6 (Resignation of Registrant's Directors) and Item 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DTI HOLDINGS, INC.


Date:  February 11, 1999                  /S/Gary W. Douglass
       -----------------                 ---------------------------------------
                                         Gary W. Douglass, Senior Vice President
                                         Finance and Administration and
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

Exhibits Index:

3.1     Restated   Articles  of  Incorporation  of the Registrant  (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-50049) (the "S-4")).

3.2 Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the S-4).

27      Financial Data Schedule