Form 10-Q
period 1999-03-31
DTI HOLDINGS INC
filed 1999-05-14
CIK 1058956

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended March 31, 1999

                                       or

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

                          Yes  [X]                     No  [_]

As of May 13, 1999, 30,000,000 shares of the Registrant's common stock, $.01 par value, were issued and outstanding.

                               DTI HOLDINGS, INC.

                                    FORM 10-Q

                                 March 31, 1999

                                TABLE OF CONTENTS

                                                                            Page

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 1998 and
             March 31, 1999 (Unaudited)                                        1

           Condensed Consolidated Statements of Operations for the
             Three and Nine Months Ended March 31, 1998 and 1999
             (Unaudited)                                                       2

           Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended March 31, 1998 and 1999 (Unaudited)             3

           Notes to Condensed Consolidated Financial Statements
             (Unaudited)                                                   4 - 5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            6 - 10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         10


PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                   11

Signatures
Exhibit Index

Part I:   FINANCIAL INFORMATION
Item 1.   Financial Statements



                        DTI HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                       June 30,         March 31,
                                                                         1998            1999
                                                                       ---------       ----------

Assets
Current assets:
  Cash and cash equivalents....................................    $251,057,274      $202,381,780
  Trade accounts receivable, net...............................         501,612           141,669
  Other receivables............................................              --            77,057
  Prepaid and other current assets.............................          69,635           400,506
                                                                   ------------     -------------
       Total current assets....................................     251,628,521       203,001,012
Property and equipment, net....................................      77,771,527       152,095,955
Deferred financing costs, net of amortization of
  $509,869 and $1,736,432......................................      10,028,558         9,327,172
Deferred tax asset.............................................       3,234,331         3,234,331
Other assets...................................................         202,223           120,271
                                                                   ------------      ------------
       Total...................................................    $342,865,160      $367,778,741
                                                                   ============      ============
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable.............................................    $  4,722,418      $ 10,322,680
  Vendor financing.............................................              --         2,240,749
  Taxes payable (other than income taxes)......................       1,830,668         1,915,853
  Other accrued liabilities....................................          83,605         4,193,815
                                                                   ------------       -----------
       Total current liabilities...............................       6,636,691        18,673,097
Deferred revenues..............................................      16,814,488        19,723,830
Senior discount notes, net of unamortized discount of
  $9,465,882 and $8,330,477                                         277,455,859       304,869,086
Vendor financing...............................................              --         2,240,749
Other long-term liabilities....................................              --           275,003
                                                                   ------------      ------------
       Total liabilities.......................................     300,907,038       345,781,765
                                                                   ------------      ------------
Commitments and contingencies                                                --                --
Stockholders' equity:
  Preferred stock, $.01 par value, 20,000 shares
     authorized, no shares issued and outstanding..............              --                --
  Convertible series A preferred stock, $.01 par value,
    (aggregate liquidation preference of $45,000,000)
    30,000 shares authorized, issued and outstanding...........             300               300
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 30,000,000 shares issued and outstanding......         300,000           300,000
  Additional paid-in capital...................................      44,013,063        44,213,063
  Common stock warrants........................................      10,421,336        10,421,336
  Unearned compensation........................................              --           (81,820)
  Accumulated deficit..........................................     (12,776,577)     ( 32,855,903)
                                                                   ------------      ------------
       Total stockholders' equity..............................      41,958,122        21,996,976
                                                                   ------------      ------------
Total..........................................................    $342,865,160      $367,778,741
                                                                   ============      ============

            See notes to condensed consolidated financial statements.



                        DTI HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the Three Months Ended        For the Nine Months Ended
                                                        March 31,                        March 31,
                                                1998             1999             1998             1999
                                             -----------      -----------      -----------     ------------


  REVENUES:
  Telecommunications services:
    Carrier's carrier services.............   $  963,729      $ 1,706,647      $ 1,707,914      $ 4,958,125
    End-user services......................       50,314          104,111          324,660          322,714
                                              ----------      -----------      -----------      -----------
       Total revenues......................    1,014,043        1,810,758        2,032,574        5,280,839
                                              ----------      -----------        ---------      -----------

  OPERATING EXPENSES:
    Telecommunications services............      615,206        1,653,078        1,024,578        3,648,429
    Selling, general and administrative....      749,689        1,466,230        2,347,825        4,466,036
    Depreciation and amortization..........      555,050        1,393,000        1,385,750        2,894,000
                                              ----------      -----------       ----------      -----------
       Total operating expenses............    1,919,945        4,512,308        4,758,153       11,008,465
                                              ----------       ----------       ----------      -----------

  LOSS FROM OPERATIONS.....................     (905,902)      (2,701,550)      (2,725,579)      (5,727,626)

  OTHER INCOME (EXPENSES):
    Interest income........................    1,438,752        2,494,902        1,558,898        8,799,242
    Interest expense.......................   (3,697,605)      (7,693,953)      (3,697,605)     (23,150,942)
                                              -----------     -----------      ------------     -----------
       Loss before income tax benefit......   (3,164,755)      (7,900,601)      (4,864,286)     (20,079,326)

  INCOME TAX BENEFIT.......................    1,340,000               --        2,020,000               --
                                              ----------      -----------      -----------      -----------

  NET LOSS.................................  $(1,824,755)     $(7,900,601)     $(2,844,286)    $(20,079,326)
                                             ===========      ===========      ===========     ============

                       See notes to condensed consolidated financial statements.

                        DTI HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                Nine Months Ended
                                                                                 December 31,
                                                                          1998                1999
                                                                      -------------      -------------

Cash flows provided by operating activities:
  Net loss.......................................................      $(2,844,286)      $(20,079,326)
  Adjustments to reconcile net loss to cash provided
    by operating activities:
       Depreciation and amortization.............................        1,385,750          2,894,000
       Accretion of senior discount notes........................        3,528,911         21,808,730
       Amortization of deferred financing costs..................          106,110          1,226,563
       Deferred income taxes.....................................       (2,020,000)                --
       Amortization of unearned compensation.....................               --            118,180
       Other noncash items.......................................               --            113,654
       Changes in assets and liabilities:
          Trade accounts receivable..............................         (549,209)           282,886
          Other assets...........................................          (11,003)          (248,919)
          Accounts payable.......................................           40,568          5,600,262
          Other liabilities......................................         (531,188)         4,385,213
          Taxes payable (other than income taxes)................        1,192,254             85,185
          Deferred revenues......................................        4,617,514          2,909,342
                                                                      ------------         ----------
Net cash flows provided by operating activities..................        4,915,421         19,095,770
                                                                      ------------          ---------
Cash flows from investing activities:
  Increase in network and equipment..............................      (28,028,066)       (67,246,087)
                                                                       -----------          ---------
Net cash used in investing activities............................      (28,028,066)       (67,246,087)
                                                                       -----------          ---------
Cash flows from financing activities:
  Proceeds from issuance of senior discount notes and
    attached warrants............................................      275,223,520                 --
  Proceeds from issuance of redeemable convertible
    preferred stock..............................................       17,250,000                 --
  Deferred financing costs.......................................      (10,496,397)          (525,177)
  Proceeds from credit facility..................................        3,000,000                 --
  Principal payments on credit facility..........................       (3,000,000)                --
                                                                      ------------       ------------
Cash flows provided by (used in) financing activities............      281,977,123           (525,177)
                                                                      ------------       ------------

Net increase (decrease) in cash and cash equivalents........           258,864,478        (48,675,494)
Cash and cash equivalents, beginning of period                           4,366,906        251,057,274
                                                                      ------------       ------------
Cash and cash equivalents, end of period.........................     $263,231,384       $202,381,780
                                                                      ============       ============

Noncash investing and financing activities:
  Interest capitalized to fixed assets...........................     $    182,000       $  5,604,497
                                                                      ============       ============
  Fixed assets acquired through vendor financing.................     $         --       $  4,367,844
                                                                      ============       ============

            See notes to condensed consolidated financial statements

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

The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1998 included in the Company's Form 10-K for the same period filed with the Securities and Exchange Commission. Accordingly, note disclosures which would substantially duplicate the disclosures in the audited financial statements have been omitted. Additionally, certain prior year balances have been reclassified to conform with fiscal 1999 presentation.

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

2.    VENDOR FINANCING AGREEMENT

On December 15, 1998, the Company entered into a vendor financing agreement with its fiber optic cable vendor allowing for deferred payment terms for one and two-year periods on qualifying cable purchases up to $15 million. Interest under the agreement will accrue at a rate of LIBOR plus 2%. As of March 31, 1999, total borrowings and accrued interest under this agreement were $4,481,498.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 1998 Compared to the Three and Nine Months Ended March 31, 1999


REVENUE

Total revenue for the third quarter grew $797,000, or 79%, from $1.0 million in fiscal 1998 to $1.8 million in fiscal 1999, primarily attributable to increased revenue from carrier's carrier services. Revenue from carrier's carrier services was up 77% principally from increased sales of point-to-point transport business on the Company's completed routes. Total revenue for the first nine months of the year increased 160% over the first nine months of fiscal 1998 primarily due to increased carrier's carrier services. Subsequent to March 31, 1999, the Company entered into a one-year agreement with an existing Tier 1 carrier customer to provide that customer with SONET ring-protected services at an OC-12 level on one of its regional rings. This new agreement, valued at $2.8 million, replaces expired and expiring DS-3 point-to-point transport business, provides the customer with additional capacity and will provide additional annual revenue of approximately $700,000 to DTI.


OPERATING EXPENSES

Telecommunications services expenses were up $1.0 million in the third quarter of fiscal 1999 over the same period in fiscal 1998. For the first nine months of fiscal 1999 compared to 1998, telecommunication services expenses increased $2.6 million. These increases reflect the growth of personnel costs related to the building of the management infrastructure, as well as increased costs related to leased capacity to support existing customers in areas not yet reached by the Company's network, and costs related to recently accepted dark fiber segments on previously acquired routes.

Selling, general and administrative expenses for the three months ended March 31, 1999 increased $717,000 over the same period in fiscal 1998 and were up $2.1 million for the respective nine-month periods. The increase is mainly due to additional administrative and sales personnel and the expenses of supporting these personnel.

Depreciation and amortization grew 151% from last year's third quarter and 109% for the nine month period due to increasing amounts of the Company's fiber optic network being placed into service in fiscal 1999. Depreciation and amortization will continue to grow as the Company continues to invest in capital assets to increase network capacity and as additional network routes are placed into service.


OTHER INCOME (EXPENSES)

Net other income (expenses) for the third quarter and the fiscal year to date increased from net expense of $2.3 million and $2.1 million, respectively, in fiscal 1998, to a net expense of $5.2 million and $14.4 million, respectively, in fiscal 1999. This change is due to the issuance of the Company's Senior

Discount Notes in February 1998, which resulted in increased noncash interest expense, offset in part by interest income earned on the portion of the proceeds from the Senior Discount Notes invested in short-term investment-grade securities.


INCOME TAXES

An income tax benefit of $1.3 million and $2.0 million was recorded for the three and nine-month periods, respectively, ended March 31, 1998, compared to no benefit or provision in the comparable periods in fiscal 1999. Management believes it is more likely than not that the deferred income tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities or ordinary operations. A valuation allowance is being provided to reserve for significant deferred tax assets generated from net operating loss carryforwards and the nondeductible interest expense related to the Company's Senior Discount Notes, issued in February 1998, that may not be realizable due to uncertainties surrounding income tax law changes and future operating income levels.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had $202.4 million of cash and cash equivalents. The decrease of $48.7 million for the nine months ended March 31, 1999 was primarily due to expenditures on the Company's property and equipment as the Company continues to expand its fiber optic network.

The net cash provided by operating activities was $19.1 million for the nine month period ended March 31, 1999, compared to $4.9 million in the comparable period in fiscal 1998, primarily as a result of cash derived from interest income and an increase in accounts payable and accrued liabilities associated with the continued development of the Company's network.

Cash used in investing activities for the nine month period ended March 31, 1999 was $67.2 million compared to $28.0 million for the comparable period of fiscal 1998. The growth in investing activities reflects the purchase of network and equipment to be used in the Company's operations.

Cash provided by (used in) financing activities was $(525,000) in the first nine months of fiscal 1999, compared to $282.0 million, from a combination of the issuance of $275.2 million of Senior Discount Notes and attached warrants in February 1998 and the issuance of $17.2 million of redeemable convertible preferred stock, in the first nine months of fiscal 1998. The Company did not enter into any new cash financing transactions in the first three-quarters of fiscal 1999. However, the Company has entered into a vendor financing agreement with its fiber optic cable vendor allowing for deferred payment terms for one and two-year periods on qualifying cable purchases up to $15 million.

To achieve its business plan, DTI will need significant financing to fund its capital expenditure, working capital and debt service requirements and its anticipated future operating losses. The Company's estimated capital requirements primarily include the estimated cost of (i) constructing a portion of the planned DTI network routes, (ii) purchasing, for cash, fiber optic facilities pursuant to long-term IRUs for planned routes that the Company will neither construct nor acquire through swaps with other telecommunication carriers, and (iii) additional network expansion activities, including the construction of additional local loops in secondary and tertiary cities as network traffic volume increases. The Company estimates that total capital expenditures necessary to complete the DTI network will approximate $800 million, of which the Company had expended $156 million, as of March 31, 1999. During the balance of calendar 1999, the Company anticipates its capital expenditure priorities will be focused principally on expanding from its existing Missouri/Arkansas base by building additional regional rings that adjoin existing rings and those that initiate new rings in areas in which strong carrier interest has been expressed. The Company anticipates that its existing financial resources will be adequate to fund the above mentioned priorities and its existing capital commitments, principally payments required under existing IRU and short-term lease agreements, totaling $111 million, which are payable in varying installments over the period through December 31, 1999. In addition, the Company has a commitment at March 31, 1999 for eight telecommunications switches totaling $15 million which is cancelable upon the payment of a cancellation fee of $42,000 for each of the remaining unpurchased switches. The Company also may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions. These activities could require significant additional capital not included in the foregoing estimated capital requirements.

As of March 31, 1999, DTI had $202.4 million of cash and cash equivalents. Such amount is expected to provide sufficient liquidity to meet the Company's operating and capital requirements into early 2000. Subsequent to such date, DTI's operating and capital requirements are expected to be funded, in large part, out of additional debt or equity financing, advance payments under IRUs, wholesale network capacity agreements and regional ring service agreements, and available cash flow from operations, if any. The Company is exploring the possibility of an additional high yield debt offering, a commercial credit facility and equity sales, but has no specific plans at this time. The Company is in various stages of discussions with potential customers for IRUs, wholesale network capacity agreements and regional ring service agreements. There can be no assurance, however, that the Company will continue to obtain advance payments from customers prior to commencing construction of, or obtaining IRUs for, planned routes, that it will be able to obtain financing under any credit facility or that other sources of capital will be available on a timely basis or on terms that are acceptable to the Company and within the restrictions under the Company's existing financing arrangements, or at all. If the Company fails to obtain the capital required to complete the DTI network, the Company could modify, defer or abandon plans to build or acquire certain portions of the DTI network. The failure of the Company, however, to raise the substantial capital required to complete the DTI network could have a material adverse effect on the Company. The actual amount and timing of DTI's capital requirements may differ materially from those estimates depending on demand for the Company's services, and the Company's ability to implement its current business strategy as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in the telecommunications industry.

Subject to the Indenture provisions that limit restrictions on the ability of any of the Company's Restricted Subsidiaries to pay dividends and make other payments to the Company, future debt instruments of Digital Teleport, Inc.

("Digital Teleport" - subsidiary of DTI Holdings) may impose significant restrictions that may affect, among other things, the ability of Digital Teleport to pay dividends or make loans, advances or other distributions to the Company. The ability of Digital Teleport to pay dividends and make other distributions also will be subject to, among other things, applicable state laws and regulations. Although the Senior Discount Notes do not require cash interest payments until September 1, 2003, at such time the Senior Discount Notes will require annual cash interest payments of $63.25 million. In addition, the Senior Discount Notes mature on March 1, 2008. The Company currently expects that the earnings and cash flow, if any, of Digital Teleport will be retained and used by such subsidiary in its operations, including servicing its own debt obligations. The Company does not anticipate that it will receive any material distributions from Digital Teleport prior to September 1, 2003. Even if the Company determined to pay a dividend on or make a distribution in respect of the capital stock of Digital Teleport, there can be no assurance that Digital Teleport will generate sufficient cash flow to pay such a dividend or distribute such funds to the Company or that applicable state law and contractual restrictions, including negative covenants contained in any future debt instruments of Digital Teleport, will permit such dividends or distributions. The failure of Digital Teleport to pay or to generate sufficient earnings or cash flow to distribute any cash dividends or make any loans, advances or other payments of funds to the Company would have a material adverse effect on the Company's ability to meet its obligations on the Senior Discount Notes. Further, there can be no assurance that the Company will have available, or will be able to acquire from alternative sources of financing, funds sufficient to repurchase the Senior Discount Notes in the event of a Change of Control.


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


FORWARD LOOKING STATEMENTS

Certain statements throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially from those expressed or implied by the forward looking statements. The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to, (a) failure to obtain substantial amounts of additional financing at reasonable costs and on acceptable terms, (b) failure to effectively and efficiently manage the expansion and construction of the Company's network, (c) failure to enter into additional indefeasible rights to use and/or wholesale network capacity agreements, (d) failure to obtain and maintain sufficient rights-of-way, (e) intense competition and pricing decreases, (f) potential for rapid and significant changes in telecommunications technology and their effect on the Company's business, and (g) adverse changes in the regulatory environment.


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

10.1      Consulting  Agreement  dated   as  of   April 21, 1999  between  the
          Registrant and H.P. Scott

27        Financial Data Schedule

(b)       Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DTI HOLDINGS, INC.


Date:   May 13, 1999                       /S/Gary W. Douglass
                                         ---------------------------------------
                                         Gary W. Douglass, Senior Vice President
                                         Finance and Administration and
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

Exhibits Index:

 3.1 Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-50049) (the "S-4")).

 3.2 Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the S-4).

10.1      Consulting  Agreement  dated   as  of   April 21, 1999  between  the
          Registrant and H.P. Scott

27        Financial Data Schedule