Form 10-K
period 1999-06-30
DTI HOLDINGS INC
filed 1999-09-28
CIK 1058956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                    Form 10-K

           [ x ] Annual report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 1999


          [ ] Transition report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        Commission File Number: 333-50049

                               DTI HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

         Missouri                                         43-1828147
  State of incorporation)                  (I.R.S.  Employer Identification No.)

                          8112 Maryland Ave, 4th Floor
                            St. Louis, Missouri 63105
                    (Address of principal executive offices)

                                 (314) 880-1000
                         (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          No   non-affiliates   of  the  registrant  own  common  stock  of  the
registrant.

                       Documents Incorporated By Reference
                                      None

                               DTI HOLDINGS, INC.
                                    FORM 10-K
                            Year Ended June 30, 1999
                                TABLE OF CONTENTS

                                     PART I

  Item 1.  Business                                                            4
  Item 2.  Properties                                                         26
  Item 3.  Legal Proceedings                                                  26
  Item 4.  Submission of Matters to a Vote of Security Holders                26

                              PART II

  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters                                                27
  Item 6.  Selected Financial Data                                            28
  Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              30
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk         36
  Item 8.  Financial Statements and Supplementary Data                        36
  Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           36

                             PART III

  Item 10. Directors and Executive Officers of the Registrant                 37
  Item 11. Executive Compensation                                             40
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management                                                         45
  Item 13. Certain Relationships and Related Transactions                     46

                              PART IV

  Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                        47

      Signatures
      Exhibit Index

                           FORWARD-LOOKING STATEMENTS

We have included "forward-looking statements" throughout this document. These statements describe our attempt to predict future events. We use the words "believe," "anticipate," "expect," and similar expressions to identify forward-looking statements. You should be aware that these forward-looking statements are subject to a number of risks, assumptions, and uncertainties, such as:

-    Risks associated with our capital requirements and existing debt;
- Risks associated with increasing competition in the telecommunications industry, including industry over-capacity and declining prices;
-    Changes  in  laws  and  regulations  that  govern  the   telecommunications
     industry;
- Risks related to continuing our network expansion without delays, including the need to obtain permits and rights-of-way;
- Risks related to our ability to prepare our information technology systems for Year 2000; and
-    Other risks discussed below under "Risk Factors."

This list is only an example of some of the risks that may affect our forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then our results may differ materially from those we have projected in the forward-looking statements. We have no obligation to revise these statements to reflect future events or circumstances.

                                     PART I

Item 1.  Business

In this Annual Report on Form 10-K, we will refer to DTI Holdings, Inc., a Missouri Corporation, as "DTI Holdings", the "Company", "we", "us", and "our". We will refer to Digital Teleport, Inc., our wholly-owned operating subsidiary, as "Digital Teleport."

                                  Introduction

     We are a facilities-based communications company that is creating an approximately 20,000 route mile digital fiber optic network comprised of approximately 23 regional rings interconnecting primary, secondary and tertiary cities in 37 states and the District of Columbia. By providing high-capacity voice and data transmission services to and from secondary and tertiary cities, we intend to become a leading wholesale provider of regional communications transport services to interexchange carriers ("IXCs") and other communications companies ("carrier's carrier services"). We are offering our carrier customers dedicated, virtual circuits through the exclusive use of high capacity, ring-redundant optical windows from dense wavelength division multiplexing ("DWDM") equipment on the regional rings throughout our network. We will use the optical windows to offer our carrier customers a high quality, ring-redundant means to efficiently deliver their calls and data to a significant number of end-users along these rings. Our regional rings will also offer carriers a means to aggregate, for further long haul transport, the outgoing call of that carrier's customers along such rings to regional points of interconnection between the carrier's network and our network for further transport by the carrier. We also offer our carrier customers point-to-point non-ring protected transport services on our facilities.

     Customers of our carrier's carrier services include AT&T Corporation ("AT&T"), Sprint Corporation ("Sprint"), MCI WorldCom, Inc. ("MCI WorldCom"), Ameritech Cellular Corporation ("Ameritech"), IXC Communications, Inc. ("IXC Communications") and other telecommunication companies. We also provide private line services to targeted business and governmental end-user customers ("end-user services").

         We are 50% owned by an affiliate of Kansas City Power & Light Company ("KCP&L"), which has agreed to be acquired by Western Resources, Inc., with the remaining 50% owned by Richard D. Weinstein, our President and Chief Executive Officer. Our principal business office is located at 8112 Maryland Avenue - 4th Floor, St. Louis Missouri 63105, United States, and our telephone number is
(314) 880-1000.

                                Business Strategy

We intend to:

Leverage Integrated Long-Haul Routes, Regional Rings and Local Network Design

     We believe that the strategic design of our network will allow us to offer reliable, high-capacity transmission services on a region-by-region basis to carrier and end-user customers who seek a competitive alternative to incumbent providers of such services. The regional and local SONET rings in our network, which provide instantaneous restoration of service in the event of a fiber cut, will interconnect primary, secondary and tertiary markets, major IXCs points of presence ("POPs") and incumbent local exchange carrier ("ILEC") access tandems and, in selected metropolitan areas, potential end-user customers. This design will permit us to provide our carrier customers with reliable transmission capacity between the carrier's network and access tandems serving a significant number of end-users in each region. Using a technologically advanced design, our ringed network will provide rapid rerouting of calls in the event of a fiber cut and, in many cases, will permit our customers to allocate, manage and monitor the capacity they lease from us from within the customer's own network operations center.

Develop a Low-Cost Network

     We are striving to develop a low-cost network by (i) taking advantage of the potential cost efficiencies of our network design, (ii) continuing to deploy advanced fiber optic network technology, which we believe lowers construction, operating and maintenance costs, and (iii) realizing cost efficiencies through existing and additional fiber optic long-term indefeasible rights to use
("IRUs") and swap agreements with other telecommunications companies and rights-of-way agreements with governmental authorities. We believe that our approach will allow us to offer carrier customers regional transport on a more economical basis than is currently available to such customers.

Selectively Pursue Local Switched Services Opportunities

         We  believe  our  network  design  will  allow  us to  selectively  and cost-effectively pursue local switched service opportunities by creating regional and local fiber optic rings along our long-haul routes and by leveraging the technical capabilities and high-bandwidth capacity of our network. We intend to provide local switched service capacity to our carrier customers and to other facilities-based and non-facilities-based telecommunications companies on a wholesale basis. Our network's design will also provide us with sufficient long-haul capacity to offer local switched services to targeted end-user customers in primary, secondary and tertiary cities on our regional rings.

Leverage Experienced Management Team

     Our management team includes individuals with significant experience in the deployment and marketing of telecommunications services. Prior to founding Digital Teleport in 1989, Richard D. Weinstein, President and Chief Executive Officer, owned and managed Digital Teleresources, Inc., a firm which designed, engineered and installed telecommunications systems for large telecommunications companies, including SBC Communications, Inc. ("SBC"), and other Fortune 500 companies. H.P. Scott, the Company's Senior Vice President, has over 36 years of telecommunications industry experience, having spent 18 years with MCI Communications, Inc. ("MCI") and IXC Communications, where he held positions of senior responsibility for the design and construction of their coast-to-coast fiber optic telecommunications networks. Prior to joining us as Senior Vice President, Finance and Administration and Chief Financial Officer, Gary W. Douglass was the Executive Vice President and Chief Financial Officer of publicly-held Roosevelt Financial Group, Inc., which was acquired by Mercantile Bancorporation in 1997, and had previously spent 23 years at Deloitte & Touche LLP. Jerry W. Murphy, our President - DTI Network Services and Chief Technology Officer, spent 18 years with MCI, having spent the last 11 years in senior positions in engineering, network implementation and network operations positions.

                                  Our Business

The Network

     General. Our network is an exclusively fiber optic cable communications system substantially all of which employs self-healing, SONET ring architecture to minimize downtime in the event of a cut in a fiber ring. We expect that more than 90% of the fiber in our network will be installed underground, typically 36 to 48 inches under the surface, providing protection from weather and other environmental hazards affecting reliability of communication connections. We expect to construct approximately one-third of our network, and to obtain IRUs for fiber optic facilities for the remainder. On routes which we construct, and on most routes which we acquire from other carriers, we employ SMF-28 fiber optic cable composed of Corning glass fiber. In June 1998, we entered into a two-year agreement with Pirelli Cable and Systems LLC ("Pirelli") pursuant to which we agreed to purchase all of our fiber optic cable from Pirelli. All routes in our network constructed by us are comprised of at least 48 fiber strands. In addition, in St. Louis we have installed 216 fiber strands, along primary routes, and in Kansas City we installed 288 fiber strands, along primary routes. On routes where we obtain IRUs we will generally acquire between six and 24 fiber strands. On certain strategic routes which we construct, our network will also include one or two empty innerducts for maintenance and future growth purposes. As part of our design, we typically retain 60% or more of the capacity on each network route we construct for our own use.

     We currently have approximately 11,000 route miles of fiber optic cable in place or under construction throughout the United States consisting of long-haul segments and local loop networks in the St. Louis and Kansas City metropolitan areas, as well other smaller markets. We currently offer services over approximately 2,000 route miles of our network.

     Network Electronics. Long-haul routes on our network will generally utilize DWDM equipment. DWDM equipment provides individual wavelength-specific circuits of OC-48 capacity optical windows. In September 1998, we entered into a three-year agreement with Pirelli pursuant to which we agreed to purchase from Pirelli at least 80% of our needs for certain DWDM equipment. All our network DWDM equipment is initially equipped to enable us to provide the equivalent of eight dedicated, ring redundant, optical windows. Such equipment has the ability to be expanded to offer additional optical windows as the need for capacity on our network increases. The DWDM equipment will permit us to offer to our carrier customers optical windows on regional rings providing a dedicated, virtual circuit that can interconnect any two points on that regional ring. The DWDM equipment, with the accompanying optical add/drop multiplexing ("OADM")
equipment, also will permit us to efficiently provide high capacity telecommunications services to secondary and tertiary markets that we believe are currently underserved. Our use of open architecture, DWDM equipment conforming to SONET standards on our regional rings and long-haul routes will also give our network the ability to inter operate with our carrier customers' existing fiber optic transmission systems, which have a broad range of transmission speeds and signal formats, without the addition of expensive conversion equipment by those carriers. We believe that the network's current and planned system architecture, with minor additions or modifications, will accommodate asynchronous transfer mode ("ATM") and frame relay transmission methods and emerging Internet Protocol technologies.

     On all routes throughout our network, whether constructed by us or purchased, leased or swapped from another carrier, we will install centrally controllable high-bit-rate transmission electronics. We believe the use of such fiber optical terminal equipment will provide our customers the ability to monitor, in their own network control centers, the optical windows on the regional rings that they utilize. This equipment should also permit our customers to utilize their own network control centers to add and remove services on the optical windows serving that carrier. Our network design will permit carriers to utilize our network as a means to efficiently expand their networks to areas not previously served, to provide redundancy to their networks or to upgrade the technology in areas already served by such networks. Our network will also be capable of providing services to carriers and end-users in increments of less than a full OC-48 optical window (a standard measure of optical transmission capacity), from OC-12s to DS-3s.

         We believe that our network design standards give us sufficient transmission capacity to meet anticipated future increases in call volume and the development of more bandwidth-intensive voice, data and video telecommunication uses. Our network's capacity also will allow us to deploy fewer high cost switches by facilitating the transport of rural switched calls to and from distant centralized switching facilities. All network operations are currently controlled from a single network control center in suburban St. Louis, Missouri. We have nearly completed a second control center in Kansas City, Missouri that can serve as a backup network control center for our entire network.

         Network Design. Our network is designed to include high-capacity (i) long-haul routes between large metropolitan areas, (ii) regional rings connecting primary, secondary and tertiary metropolitan areas to one another and
(iii) local rings in selected metropolitan areas along the regional rings. The long-haul route portions of our network will generally be located to allow us to more easily interconnect with major IXC POPs and ILEC access tandems in a region. Any major ILEC access tandem along a regional ring not physically interconnected through facilities owned or used pursuant to a long-term IRU by us may be interconnected through leased lines until there are sufficient customers to make construction of our own route to these access tandems economically feasible. Local network portions of our network in metropolitan areas are generally routed near major business telecommunications users, metropolitan ILEC access tandems and major ILEC central offices. We believe the different elements of our network complement each other and will create certain construction, operating and maintenance synergies. We also believe our integrated long-haul routes, regional ring and local ring design will allow us to offer our carrier and end-user customers private line and local switched services at a lower cost by reducing our use of ILEC and IXC facilities to provide services to our customers.

         Switching Capacity. We intend to install high-capacity switches in strategically located, geographically diverse metropolitan areas to balance the expected traffic throughout our network. When coupled with our integrated network design, this switch placement will give us the ability to offer local switched service and long-haul service to many end-user customers along our regional rings. By using the expected excess capacity on our network, calls from diverse geographic regions in our network can be routed long distances from the originating point to one of our switches and on to their destination, reducing the number of switches required and decreasing the cost and complexity of constructing, operating and maintaining our network. In addition, the strategic deployment of switches is expected to enable us to (i) offer switched services on a more economical basis, (ii) offer custom calling features and billing enhancements to all of our customers without involving the ILEC, and (iii) allow us to sell our local switched service capacity to other carriers on a wholesale basis.

         Highway and Utility Rights-Of-Way. Much of the currently completed network is located in rights-of-way obtained by us through strategic relationships with utilities, state transportation departments and other governmental authorities. To build the long-haul portions of our network between population centers in Arkansas, Kansas, Missouri and Oklahoma we have generally used rights-of-way in the median of and along the interstate highway system. We will seek to obtain the rights-of-way that we need for the expansion of our network in areas where we will construct network rather than purchase, lease or swap fiber optic strands by entering into agreements with other state highway departments, utilities or pipeline companies and we may enter into joint ventures or other "in-kind" transfers in order to obtain such rights. In addition, we believe that public rights-of-way for a substantial portion of the remainder of the planned network will be available in the event that we are unable to obtain rights-of-way from third parties.

         Build-Out Plan. We currently plan to deploy a fiber optic network in 37 states and the District of Columbia that will consist of approximately 20,000 route miles of fiber optic cable, DWDM and other signal transmission equipment, and high-capacity switches strategically located in larger metropolitan areas. We expect to construct approximately one-third of such network and to obtain IRUs for fiber optic facilities of other carriers for the remainder of the network. We have construction projects currently underway in Arkansas, Colorado, Illinois, Iowa, Kansas, Missouri, Oklahoma, Nebraska and Tennessee.

     In addition to routes that we will construct, we expect to (i) purchase, for cash, IRUs for fiber optic facilities of other telecommunications companies and (ii) exchange IRUs to use our fiber optic facilities for IRUs to use the fiber optic facilities of other telecommunications companies. In this manner, we believe that we will be able to establish telecommunications facilities along our network routes more quickly than by constructing all of our own facilities. We have entered into long-term IRUs for our use of fiber optic strands and related facilities along the following routes which have all been accepted as of September 24, 1999:

                                                                 Approximate
         Route                                                   Route Miles
         -----                                                    ----------
         Washington D.C. to Dallas, TX                              2,115
         Portland, OR to Salt Lake City, UT to
             Los Angeles, CA                                        1,715
         Indianapolis, IN to New York City, NY                      1,100
         Des Moines, IA to Minneapolis, MN                            250
         Other                                                        170
                                                                   ------
         Total route miles accepted                                 5,350
                                                                    =====

     We have also entered into long-term IRUs for our use of fiber optic strands and related facilities along the following routes that are scheduled to be accepted over the next year:

         Denver, CO to Houston, TX                                  1,530
         Denver, CO to Salt Lake City, UT                             610
         Chicago, IL to Cleveland, OH                                 450
         Chicago, IL to St. Paul, MN                                  450
         Other                                                        210
                                                                   ------
         Total route miles to be accepted                           3,250
                                                                    =====

     Additionally, we have a short-term lease agreement along routes from Los Angeles, CA to Dallas, TX to Joplin, MO, from St. Louis, MO to Indianapolis, IN and from Indianapolis, IN to Chicago, IL totaling approximately 2,800 route miles. This short-term lease of fiber was executed in order to provide facilities prior to a long-term solution for this route through the construction of, or the execution of long-term IRUs for, this route.

     These listed routes, excluding the 2,800 route miles related to the short-term lease, include an aggregate of approximately 8,600 route miles, for an aggregate cash consideration to be paid by DTI of approximately $131.9 million, of which $50.9 million remains to be paid at June 30, 1999, plus recurring maintenance, electrical and building space fees. In addition to the $50.9 million remaining to be paid by DTI, the agreements in certain cases provide for consideration to be paid to DTI in the form of cash, fiber strands or inner-duct.

     We will also receive approximately 480 miles of inner-duct from Atlanta to Louisville in fiscal 2000 plus an additional $6.0 million in cash as part of a swap agreement. We further agreed to provide IRU's to two other carrier customers on over 4,000 miles of our network for between $29.5 million and $44.5 million, depending on the number of optional routes exercised by the parties.

         We have entered into certain agreements that require us to construct our network facilities. An agreement with the Missouri Highway and Transportation Commission ("MHTC Agreement") required us to build approximately 1,200 miles of fiber optic network along Missouri's interstate highway system, substantially all of which has been completed. We have the option of constructing an additional 800 miles by the end of 1999 of which approximately 570 miles have already been completed. Over 1,700 route miles of the entire 2,000-mile network have been completed. We may lose our exclusive rights under the MHTC Agreement if we are in breach of the agreement and do not cure such breach within 60 days of notice of any such breach. An agreement between AmerenUE and ourselves requires us to construct a fiber optic network linking AmerenUE's 80-plus sites throughout the states of Missouri and Illinois. As of June 30, 1999, we had completed approximately 60% of the sites required for AmerenUE and expect to complete all such construction by the end of fiscal 2000.

     During the balance of calendar 1999 and all of calendar 2000, we anticipate our build-out plan priorities will be focused principally on expanding from our existing Missouri/Arkansas base by building additional regional rings adjacent to existing rings where one side already exists. In addition, we intend to light those portions of routes that close regional rings that adjoin existing rings and those that initiate new rings in areas in which strong carrier interest has been expressed. We anticipate that our existing financial resources will be adequate to fund the above-mentioned priorities and our existing capital commitments, principally payments required under existing preliminary and definitive IRU and short-term lease agreements, totaling $50.9 million which are payable in varying installments over the period through December 31, 1999. In addition, we have a commitment as of June 30, 1999 for eight telecommunications switches totaling $15.0 million, which is cancelable upon the payment of a cancellation fee of $42,000 for each of the remaining eight unpurchased switches.

     Monitoring and Maintenance. From our network management center in St. Louis, we monitor our equipment and facilities and provide technical assistance and support 24 hours a day, year-round. Various quality measures are monitored on an ongoing basis, with the aim of identifying problems at an early stage before they affect the customer. Through the use of sophisticated network management equipment, we are able to effectively control bandwidth and provide diagnostic services. We use an internal staff of technicians both to install and repair electronics and to provide service to customers.

     Network Resilience. Our network infrastructure is designed to provide resilience through back-up power systems, automatic traffic re-routing and computerized automatic network monitoring. If our network experiences a failure of one of its links, the routing intelligence of the equipment is designed to enable the call to be transferred to the next choice route, thus ensuring call delivery without affecting the customer.

Products and Services

Carrier's Carrier Services

     General.  "Carrier's  carrier  services"  are  generally  the high capacity transmission services used by IXCs, ILECs and competitive local exchange carriers ("CLECs") to transmit telecommunications traffic. Customers using carrier's carrier services include (i) facilities-based carriers that require transmission capacity where they have geographic gaps in their facilities, need additional capacity or require alternative routing and (ii) non-facilities-based carriers requiring transmission capacity to carry their customers' telecommunications traffic. Carrier's carrier service is a wholesale pricing business characterized by net margins that are higher than the Company could typically achieve through end-user services. This is primarily because these services can be marketed more quickly and at a lower cost than is generally necessary with end-user services. We currently provide carrier's carrier services through IRUs and wholesale network capacity agreements. Our two largest customers are AT&T, which accounted for 60% of our revenues, and MCI WorldCom which contributed 18% of revenues during fiscal 1999. Our present and planned carrier's carrier services are set forth below.

     Optical Windows. We are offering our carrier customers through wholesale network capacity agreements dedicated, virtual circuits through the exclusive use of an OC-48 capacity, ring redundant wavelength of light, or optical window, on the regional rings in our network. We supply all fiber optic electronic equipment necessary to transmit telecommunications traffic along the regional ring. We offer agreements for the provision of optical windows for a term of years with fixed monthly payments over the term of the agreement, regardless of the level of usage. Uses of optical windows by an IXC can include point-to-point, dedicated data and voice circuit communications connections, as well as redundancy and overflow capacity for existing facilities of the IXC. Possible uses of optical windows by ILECs include connection of its central offices to other central offices or access tandems. An ILEC may also use such agreements as a cost-effective way to upgrade its network facilities. A CLEC may use optical window agreements as a way of "filling out" its network.

     We are offering our carrier customers the use of an OC-48 optical window to create a high quality, ring redundant means to efficiently deliver its calls to a significant number of end-users along these rings and aggregate, for further long haul transport, the outgoing calls of that carrier's customers along such rings to regional points of interconnection between the carrier's network and our network. We are able to offer this service because (i) our network is and will be physically interconnected with major IXC POPs in a region, (ii) our network will typically be interconnected through our own or leased facilities to major ILEC access tandems in a region, and (iii) our network will integrate high capacity switches. Currently, IXCs have to provide for the transport between each of their POPs and from each of those POPs to each of the access tandems in the areas adjacent to such POPs, which can involve the use of multiple networks and carriers. We believe that our method of transporting an IXC's traffic directly to access tandems would be attractive to an IXC because it should (i) reduce the administrative burden on the IXC of terminating such calls, because the IXC will have to contract with only one carrier to reach the ILEC access tandems, (ii) result in greater reliability, because the calls are transported over a newer system, with fewer potential points of failure, and (iii) result in greater accountability, because fewer telecommunications companies may be involved in the delivery of such traffic. We are offering lease services on a per-optical window, per-mile basis.

     Dedicated Bandwidth Services. Through our other wholesale network capacity agreements, also referred to as dedicated bandwidth agreements, we provide carriers with bandwidth capacity on our network in increments of less than a full OC-48 optical window, such as a DS-3. The carrier customer in a dedicated bandwidth agreement does not have exclusive use of any particular strand of fiber or wavelength, but instead has the right to transmit a certain amount of bandwidth between two points along our network. The carrier customer provides a telecommunications signal to us, and we provide all fiber and electronic equipment necessary to transmit the signal to the end point. This capacity may or may not be along a regional ring providing redundancy. Dedicated bandwidth agreements typically have terms ranging from one to five years, require the customer to pay for such capacity regardless of the level of usage, and require fixed monthly payments or a combination of advance payments and subsequent monthly payments over the term of the agreement.

     IRUs. Through IRUs, we provide carrier customers specified strands of optical fiber (which are used exclusively by the carrier customer), while the carrier customers are responsible for providing the electronic equipment necessary to transmit communications along the fiber. IRUs, which are accounted for as operating leases, typically have terms of 20 or more years and require substantial advance payments and additional fixed annual maintenance payments over the term of the agreement. Uses of IRUs by an IXC are the same as those for optical windows or dedicated bandwidth agreements, but permit a customer to use its own electronic equipment to light up the fibers at any level of capacity it chooses.

     Other Wholesale Services. We offer our end-user services on a wholesale basis to other carriers for resale. For example, a private line could be leased to an IXC to transmit the traffic of its large business customers, which are located on or near our network from the premises of such customers to the IXC's POPs, using our network exclusively. In addition, upon the installation of our high-capacity switches at strategic points on our network, in the future we will have the capacity to provide wholesale local switched services to our carrier customers.

End-User Services

     General. End-user services are telecommunications services provided to business and governmental end-users. We currently provide private line services connecting certain points on a given end-user's private telecommunications network and in the past have established connections between such private network and the facilities of that end-user's long distance service provider.

     Private Line Services. A private line is an unswitched, generally non-exclusive, lighted telecommunications transmission circuit used to transport data, voice and video communications. The customer may use a private line for communications between otherwise unconnected points on its internal network or to connect its facilities to a switched IXC. Private line calls are generally routed by a customer through the customer's Private Branch Exchange ("PBX") facilities to a receiving terminal on our network. We then transmit the signals over our network to the customer's terminal in the call recipient's area or to the POP for the customer's long distance provider. Our current private line service agreements have terms ranging from three to 40 years and typically require a one-time installation charge as well as fixed monthly payments throughout the term of the agreement regardless of level of usage.

Sales and Marketing

     General. Our sales and marketing staff is currently organized into two groups: carrier's carrier services and end-user services. We currently have four employees focusing solely on carrier's carrier services. Sales personnel are compensated through a combination of salary and commissions. We plan to significantly expand our sales and marketing activities. We currently have sales offices in St. Louis and Kansas City.

     Carrier's Carrier Services. Our carrier's carrier services are marketed and sold to facilities-based and nonfacilities-based carriers that require capacity in the form of IRUs and wholesale network capacity agreements to provide added capacity in markets they currently serve, bridge geographic gaps in their facilities or require geographically different routing of their long distance or local traffic. We rely on direct selling to other carriers on a wholesale basis. Our sales efforts also emphasize providing continued customer support services to our existing customers. We intend to distinguish ourselves in the carrier's carrier market on the basis of pricing, quality, availability of capacity and flexibility and range of services.

     End-User Services. Through our direct sales efforts, we market and sell our end-user services to business and governmental end-users that require private line services among multiple office sites or data centers and between the end-user's private network and its long distance provider. End-user sales generally are project-driven and typically involve sales cycles of two to six months. For customers that are not located on the local rings of our network, we will consider leasing circuits from the local ILEC or other telecommunications company or, if necessary, build-out our network directly to such customers. We do not currently anticipate offering switched long distance services under a DTI brand. We intend to distinguish ourselves to end-users on the basis of pricing, customer responsiveness and creative product implementation.

Competition

     The telecommunications industry is highly competitive. We compete and, as we expand our network, expect to continue to compete with numerous established facilities-based IXCs, ILECs and CLECs. Many of these competitors have substantially greater financial and technical resources, long-standing relationships with their customers and the potential to subsidize competitive services from less competitive service revenues. We are aware that other facilities-based providers of local and long distance telecommunications services are planning and constructing additional networks that, if and when completed, could employ advanced fiber optic technology similar to, or more advanced than, our network. Such competing networks may also have operating capability similar to, or more advanced than, that of the DTI network and be positioned geographically to compete directly with the DTI network for many of the same customers along a significant portion of the same routes. Unlike certain of our competitors, however, who are constructing or have announced plans to construct nationwide fiber optic networks, DTI is deploying a network design that it believes will allow it to address secondary and tertiary markets located along DTI network's regional rings, which markets we believe are under served by existing carriers and are not expected to be the primary targets of most such newly constructed long distance networks.

     We compete primarily on the basis of price, transmission quality, reliability, customer service and support. Prices in our industry have been declining and are expected to continue to do so. Our competitors in carrier's carrier services include many large and small IXCs including AT&T, MCI WorldCom, Sprint, IXC Communications, Qwest and McLeod. We compete with both LECs and IXCs in our end-user business. In the end-user private line services market, our principal competitors are SBC, GTE Corporation ("GTE") and Sprint. In the local exchange market, we expect to face competition from ILECs and other competitive providers, including non-facilities based providers, and, as the local markets become opened to IXCs under the Telecommunications Act of 1996 (the "Telecom Act"), from long distance providers. See "--Risk Factors - Regulatory change could occur which might adversely affect our business."

     Some major long distance and local telecommunications service providers have also recently indicated a willingness to consolidate their operations to offer a joint long distance and local package of telecommunications services. MCI WorldCom currently provides both local exchange and long distance telecommunications services throughout the United States. Unlike MCI WorldCom, however, DTI's network is designed to reach secondary and tertiary markets, which are substantially bypassed by MCI WorldCom's long haul and local exchange networks. Qwest, a communications provider building a coast-to-coast fiber optic network in the United States, following its merger with LCI International, Inc., a retail long distance provider, has become the nation's fourth largest long distance company. Qwest has announced that, on July 18, 1999, it entered into a merger agreement under which U.S. West, one of the regional bell operating companies ("RBOCs"), with local and long haul facilities in the central and western U.S., would be merged into Qwest. In addition, in July 1998 AT&T completed its acquisition of Teleport Communications Group, Inc. ("TCG"), a facilities-based CLEC with networks in operation in 57 markets in the United States and recently announced its merger with Tele-Communications, Inc. ("TCI"), a major cable franchise company. SBC has announced agreements to acquire
Ameritech, one of the original seven RBOCs, and Southern New England Telecommunications Corporation. Bell Atlantic Corporation has also announced its agreement to merge with GTE. Many of these combined entities could offer a package of integrated services directly in competition with DTI in many of our targeted markets. In addition, other companies, such as CapRock Communications and Adelphia Business Solutions (formerly Hyperion) have announced business plans specifically focusing on secondary and tertiary markets in areas including our Midwestern region offering direct competition for our products.

     We also believe that high initial network cost and low marginal costs of carrying long distance traffic have led to a trend among non-facilities-based carriers to consolidate in order to achieve economies of scale. Such consolidation among significant telecommunications carriers could result in larger, better-capitalized competitors that can offer a "one-stop shopping" combination of long distance and local switched services in many of DTI's target markets.

     In addition to IXCs and LECs, entities potentially capable of offering local switched services in competition with the DTI network include cable television companies, such as TCI, which is the second largest cable television company in the United States and has agreed to be acquired by AT&T, electric utilities, microwave carriers, wireless telephone system operators and large subscribers who build private networks. Previous impediments to certain utility companies entering telecommunications markets under the Public Utility Holding Company Act of 1935 were also removed by the Telecom Act, at the same time creating both a new competitive threat and a source of strategic business and customer relationships for DTI.

     In the future, we may be subject to more intense competition due to the development of new technologies and an increased supply of transmission capacity and the effects of deregulation resulting from the Telecom Act. The telecommunications industry is experiencing a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite transmission capacity for services similar to those we
provide.  For  instance,   recent  technological   advances  permit  substantial
increases in transmission capacity of both new and existing fiber, and certain companies have begun to deploy and use ATM network backbones for both data and packetized voice transmission and announced plans to transport interstate long distance calls via such voice-over-data technology. Certain companies have announced efforts to use Internet technologies to supply telecommunications services, potentially leading to a lower cost of supplying these services and therefore increased pressure on IXCs and other telecommunications companies to reduce their prices. There can be no assurance that our IXC and other carrier customers will not experience substantial decreases in call volume or pricing due to competition from Internet-based telecommunications, which could lead to a decreased need for our services, or a reduction in the amount these companies are willing or able to pay for our services. There can also be no assurance that we will be able to offer our telecommunications services to end-users at a price that is competitive with the Internet-based telecommunications services offered by these companies. We do not currently market to Internet service providers ("ISPs") and therefore may not realize any revenues from the Internet-based telecommunications market. If we do commence marketing to ISPs there can be no assurance that it will be able to do so successfully, which would have a material adverse effect on our business, financial condition and results of operations. The introduction of such new products by other carriers or the emergence of such new technologies may reduce the cost or increase the supply of certain services similar to those we provide. We cannot predict which of many possible future products and service offerings will be crucial to maintain our competitive position or what expenditures will be required to profitably develop and provide such products and services.

     We believe our existing and planned rights-of-way along interstate highway systems and public utility infrastructures have played and could continue to play a significant role in achieving our business objectives. However, there can be no assurance that competitors will not obtain rights to use the same or similar rights-of-way for expansion of their communications networks.

     Many of our competitors and potential competitors have financial, personnel, marketing and other resources significantly greater than we have, as well as other competitive advantages. The continuing trend toward business combinations and alliances in the telecommunications industry may increase the resources available to DTI's competitors and create significant new competitors. The ability of DTI to compete effectively will depend upon, among other things, our ability to deploy the planned DTI network and to maintain high quality services at prices equal to or below those charged by our competitors. There can be no assurance that we will be able to compete successfully with existing competitors or new entrants in the markets for carrier's carrier and end-user services and any of the other services DTI plans to offer in the future. Our failure to do so would have a material adverse effect on our business, financial condition, results of operations and business prospects.

Regulatory Matters

General Regulatory Environment

     Our operations are subject to extensive Federal and state regulation. Carrier's carrier and end-user services are subject to the provisions of the Communications Act of 1934, as amended, including the Telecom Act, and the FCC regulations thereunder, as well as the applicable laws and regulations of the various states, including regulation by public utility commissions ("PUCs") and other state agencies. Federal laws and FCC regulations apply to interstate telecommunications, while state regulatory authorities have jurisdiction over telecommunications both originating and terminating within the state. The regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. Moreover, as deregulation at the Federal level occurs, some states are reassessing the level and scope of regulation that may be applicable to telecommunications service providers, such as DTI. All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on us, or that domestic regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

     The Telecom Act is likely to have significant effects on our operations. The Telecom Act, among other things, allows the RBOCs to enter the long distance business after meeting certain competitive market conditions, and enables other entities, including entities affiliated with power utilities and ventures between ILECs and cable television companies, to provide an expanded range of telecommunications services. The General Telephone Operating Companies may enter the long distance markets without meeting these FCC criteria. Entry of such companies into the long distance business would result in substantial competition for carrier's carrier service customers, and may have a material adverse effect on DTI and such customers. However, we believe the RBOCs' and other companies' participation in the market will also provide opportunities for us to lease fiber which has not yet been activated ("dark fiber") or sell wholesale network capacity.

     Under the Telecom Act, the RBOCs may immediately provide long distance service outside those states in which they provide local exchange service ("out-of-region" service), and long distance service within the regions in which they provide local exchange service ("in-region" service) upon meeting certain conditions. The General Telephone Operating Companies may enter the long distance market without regard to limitations by region. The Telecom Act does, however, impose certain restrictions on, among others, the RBOCs and General Telephone Operating Companies in connection with their provision of long distance services. Out-of-region services by RBOCs are subject to receipt of any necessary state and/or Federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service. In-region services by RBOCs are subject to specific FCC approval and satisfaction of other conditions, including a checklist of pro-competitive requirements. No RBOCs have received FCC approval to provide in-region services.

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

Federal Regulation

     The FCC classifies DTI as a non-dominant carrier. Under existing regulations, non-dominant carriers are required to file FCC tariffs listing the rates, terms and conditions of both interstate and international services provided by the carrier. Generally, the FCC has chosen not to exercise its statutory power to closely regulate the charges, practices or classifications of non-dominant carriers. However, the FCC has the power to impose more stringent regulation requirements on us and to change its regulatory classification. In the current regulatory atmosphere, we believe the FCC is unlikely to do so with respect to our service offerings.

     As a non-dominant carrier, we may install and operate wireline facilities for the transmission of domestic interstate communications without prior FCC authorization, but must obtain all necessary authorizations from the FCC for use of any radio frequencies. Non-dominant carriers are required to obtain prior FCC authorization to provide international telecommunications; however, we currently do not and have no intent to provide international services. The FCC also must provide prior approval of certain transfers of control and assignments of operating authorizations. Non-dominant carriers are required to file periodic reports with the FCC concerning their interstate circuits and deployment of network facilities. We are required to offer our interstate services on a nondiscriminatory basis, at just and reasonable rates, and we are subject to FCC complaint procedures. While the FCC generally has chosen not to exercise direct oversight over cost justification or levels of charges for services of non-dominant carriers, the FCC acts upon complaints against such carriers for failure to comply with statutory obligations or with the FCC's rules, regulations and policies. We could be subject to legal actions seeking damages, assessment of monetary forfeitures and/or injunctive relief filed by any party claiming to have been injured by our practices. We cannot predict either the likelihood of the filing of any such complaints or the results if filed.

     On May 8, 1997, the FCC released an order intended to reform its system of interstate access charges to make that regime compatible with the pro-competitive deregulatory framework of the Telecom Act. Access service is the use of local exchange facilities for the origination and termination of interexchange communications. The FCC's historic access charge rules were formulated largely in anticipation of the 1984 divestiture of AT&T and the emergence of long distance competition, and were designated to replace piecemeal arrangements for compensating ILECs for use of their networks for access, to ensure that all long distance companies would be able to originate and terminate long distance traffic at just, reasonable, and non-discriminatory rates, and to ensure that access charge revenues would be sufficient to provide certain levels of subsidy to local exchange service. While there has been pressure on the FCC historically to revisit its access pricing rules, the Telecom Act has made access reform timely. The FCC's access reform order adopts various changes to its rules and policies governing interstate access service pricing designed to move access charges, over time, to more economically efficient levels and rate structures. Among other things, the FCC modified rate structures for certain non-traffic sensitive access rate elements, moving some costs from a per-minute-of-use basis to flat-rate recovery, including one new flat-rate element; changed its structure for interstate transport services; and affirmed that ISPs may not be assessed interstate access charges. In response to claims that existing access charge levels are excessive, the FCC stated that it would rely on market forces first to drive prices for interstate access to levels that would be achieved through competition but that a "prescriptive" approach, specifying the nature and timing of changes to existing access rate levels, might be adopted in the absence of competition. On August 19, 1998, the Eighth Circuit upheld the FCC's decision in regard to interstate access charges. On August 5, 1999, the FCC gave ILECs progressively greater flexibility in setting interstate access rates as competition develops, including permitting those LECs to file tariffs for services on a streamlined basis and permitting them to remove interstate toll services between local access and transport areas ("LATAs") from price cap regulation upon full implementation of intra- and inter-LATA toll dialing parity. Though we believe that access reform through lowering and/or eliminating excessive access services charges will have a positive effect on our services offerings and operations, we cannot predict how or when such benefits may present themselves.

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

         On January 25, 1999, the U.S. Supreme Court reversed the Eighth Circuit and upheld the FCC's authority to issue regulations governing pricing of unbundled network elements provided by the ILECs in interconnection agreements (including regulations governing reciprocal compensation, which is discussed in more detail below). In addition, the Supreme Court affirmed the "pick and chose" rules which allows carriers to chose individual portions of existing interconnection agreements with other carriers and to opt-in only to those portions of the interconnection agreement that they find most attractive. In addition, the Supreme Court disagreed with the standard applied to the FCC for determining whether an ILEC should be required to provide a competitor with particular unbundled network elements.

     On September 15, 1999, the FCC, on remand, reaffirmed that ILECs must provide particular unbundled network elements to competitors. The FCC determined that ILECs must provide six of the original seven network elements that it required to be unbundled in its original 1996 order. We cannot predict what appeals, if any, may be made of this latest FCC decision, which makes it difficult to predict whether we will be able to rely on existing interconnection agreements or have the ability to negotiate acceptable interconnection agreements in the future.

         Meanwhile, certain state commissions have asserted that they will be active in promoting local telephone competition using the authority they have under the ruling, lessening the significance of the FCC role. Furthermore, other FCC rules related to local telephone competition remain the subject of legal challenges, and there can be no assurance that decisions affecting those rules will not be adverse to companies seeking to enter the local telephone market.

         When the FCC released its access reform order in 1987, it also released a companion order on universal service reform. The universal availability of basic telecommunications service at affordable prices has been a fundamental element of U.S. telecommunications policy since enactment of the Communications Act of 1934. The current system of universal service is based on the indirect subsidization of ILEC pricing, funded as part of a system of direct charges on some ILEC customers, including interstate telecommunications carriers such as DTI, and above-cost charges for certain ILEC services such as local business rates and access charges. In accordance with the Telecom Act, the FCC adopted plans to implement the recommendations of a Federal-State Joint Board to preserve universal service, including a definition of services to be supported, and defining carriers eligible for contributing to and receiving from universal service subsidies. The FCC ruled, among other things, that: contributions to universal service funding be based on all interstate telecommunications carriers' gross revenues from both interstate and international telecommunications services; only common carriers providing a full complement of defined local services be eligible for support; and up to $2.25 billion in new annual subsidies for discounted telecommunications services used by schools, libraries, and rural health care providers be funded by an assessment on total interstate and intrastate revenues of all interstate telecommunications carriers. The FCC has initiated a proceeding to obtain comments on the mechanism for continued support of universal service in high cost areas in a subsequent proceeding. We are unable to predict the outcome of these proceedings or of any judicial appeal or petition for FCC reconsideration on our operations.

     On February 26, 1999, the FCC issued a declaratory ruling and notice of proposed rulemaking concerning ISP traffic. The FCC concluded in its ruling that ISP traffic is jurisdictionally interstate in nature. The FCC has requested comment as to what reciprocal compensation rules should govern this traffic upon expiration of existing interconnection agreements. The FCC also determined that no federal rule existed that governed reciprocal compensation for ISP traffic at the time existing interconnection agreements were negotiated and concluded that it should permit states to determine whether reciprocal compensation should be paid for calls to ISPs under existing interconnection agreements, until the FCC has issued rules. The FCC notice period for comments on this issue expired on April 27, 1999, but a decision is still pending. In the meantime, some states have determined that reciprocal compensation for ISP traffic should continue to be paid but we cannot predict the outcome of the FCC's proceedings and various states.

     To the extent that we operate as an LEC, we will be required to comply with local number portability rules and regulations. Compliance may require changes in our business processes and support systems and may impact our call processing.

State Regulation

     We are also subject to various state laws and regulations. Most PUCs require providers such as DTI to obtain authority from the commission prior to the initiation of service. In most states, we also are required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate and, in some cases, interstate. We are also required to update or amend our tariffs when we adjust our rates or adds new products, and are subject to various reporting and record-keeping requirements.

     Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. There can be no assurance that state utilities commissions or third parties will not raise issues with regard to our compliance with applicable laws or regulations.

     We have all the necessary authority to offer local and interstate and intrastate long-haul services in the states we now serve. We also hold other authorities in various other states in which we plan to provide service. As it becomes necessary, we will obtain those operating authorities in other states on an as needed basis. Our receipt of necessary state certifications is dependent upon the specific procedural requirements of the applicable PUC and the workload of its staff. Additionally, receipt of state certifications may be subject to delay as a result of a challenge to the applications and/or tariffs by third parties, including the ILECs, which could delay our provision of services over affected portions of the planned DTI network and could cause us to incur substantial legal and administrative expenses. To date, we have not experienced significant difficulties in receiving certifications, maintaining tariffs, or otherwise complying with our regulatory obligations. There can be no assurances, however, that we will not experience delay or be subject to third-party challenges in obtaining necessary regulatory authorizations. The failure to obtain such authorizations on a timely basis would have a material adverse effect on our business, financial condition and results of operations.

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

     We also will be heavily affected by state PUC decisions related to the ILECs. For example, PUCs have significant responsibility under the Telecom Act to oversee relationships between ILEC's and their new competitors with respect to such competitors' use of the ILEC's network elements and wholesale local services. PUCs arbitrate interconnection agreements between the ILECs and new competitors such as DTI when necessary. PUCs are considering ILEC pricing issues in major proceedings now underway. PUCs will also determine how competitors can take advantage of the terms and conditions of interconnection agreements that ILECs reach with other carriers. It is too early to evaluate how these matters will be resolved, or their impact on our ability to pursue our business plan.

     States also regulate the intrastate carrier's carrier services of the ILECs. We are required to pay access charges to ILECs to originate and terminate our intrastate long distance traffic. We could be adversely affected by high access charges, particularly to the extent that the ILECs do not incur the same level of costs with respect to their own intrastate long distance services. A related issue is use by certain ILECs, with the approval of PUCs, of extended local area calling that converts otherwise competitive intrastate toll service to local service. States also are or will be addressing various intra-LATA dialing parity issues that may affect competition. It is unclear whether state utility commissions will adopt changes in their rules governing intrastate access charges similar to those recently approved by the FCC for interstate access or whether the outcome of currently pending litigation will give PUCs the power to set such access charges. Our business could be adversely affected by such changes.

     We also will be affected by how states regulate the retail prices of the ILECs with which we compete. We believe that, as the degree of intrastate competition increases, the states will offer the ILECs increasing pricing flexibility. This flexibility may present the ILECs with an opportunity to subsidize services that compete with our services with revenues generated from non-competitive services, thereby allowing ILECs to offer competitive services at lower prices than they otherwise could. We cannot predict the extent to which this may occur or its impact on our business.

     Those states that permit the offering of intrastate/intra-LATA service by IXCs generally require that end-users desiring to use such services dial special access codes. Regulatory agencies in a number of states have issued decisions that would permit IXCs to provide intra-LATA calling on a 1 + basis. Further, the Telecom Act requires in most cases that the RBOCs provide such dialing parity coincident to their providing in-region inter-LATA services. We may benefit from the ability to offer 1 + intra-LATA services in states that allow this type of dialing parity.

Employees

     As of June 30, 1999, we employed 38 people. We believe our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. We believe that the relations with our employees are good.

                                  Risk Factors

     Set out below is a description of certain risk factors that may adversely affect our business and results of operations. You should carefully consider these risk factors and the other information contained in this report before investing in our Senior Discount Notes issued in 1998, which are described below in Item 5 - "Market for the Company's Common Stock and Related Shareholder Matters". Investing in our securities involves a high degree of risk. Any or all of the risks listed below could have a material adverse effect on our business, operating results or financial condition, which could cause the market price of our Senior Discount Notes to decline. You should also keep these risk factors in mind when you read forward-looking statements. There are other risks which may adversely affect our business which we are not able to anticipate, and the risks identified here may adversely affect our business or financial condition in ways which we cannot anticipate.

We have a limited operating history and have sustained substantial net losses

     We have a limited operating history and have historically sustained substantial operating and net losses. For the following periods, we reported net losses of:

         Year ended June 30, 1997....................... $   .6 million
         Year ended June 30, 1998....................... $  9.4 million
         Year ended June 30, 1999....................... $ 32.7 million
         Inception through June 30, 1999................ $ 45.5 million

         These net losses may continue. During the remainder of calendar 1999 and thereafter, our ability to generate operating income, earnings before interest, taxes, depreciation and amortization ("EBITDA ") and net income will depend largely on demand for carrier's carrier services and our ability to sell those services. We cannot assure you that we will be profitable in the future. Failure to accomplish these goals may impair our ability to:


     - meet our obligations under the Senior Discount Notes, or other indebtedness; or

     - raise additional equity or debt financing needed to expand our network or for other reasons.

     These events could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to meet our substantial debt obligations

     We have a substantial amount of debt. As of June 30, 1999, we had approximately $319.3 million of indebtedness outstanding, most of which was evidenced by our Senior Discount Notes. Because we are a holding company that conducts our business through Digital Teleport, all existing and future indebtedness and other liabilities and commitments of our subsidiary, including trade payables, are effectively senior to the Senior Discount Notes, and Digital Teleport is not a guarantor of the Senior Discount Notes. As of June 30, 1999, DTI Holdings had aggregate liabilities of $355.8 million, including $22.3 million of deferred revenues. The indenture under which the Senior Discount Notes were issued (the "Indenture") limits but does not prohibit the incurrence of additional indebtedness by us, and we expect to incur additional indebtedness in the future, some of which may be incurred by Digital Teleport and any future subsidiaries. As a result of our high level of debt, we:

     - will need significant cash to service our debt, which will reduce funds available for operations, future business opportunities and investments in new or developing technologies and make us more vulnerable to adverse economic conditions;
     - may not be able to refinance our existing debt or raise additional financing to fund future working capital, capital expenditures, debt service requirements, acquisitions or other general corporate requirements;
     - may have less flexibility in planning for, or reacting to, changes in our business and in the telecommunications industry that affect how we implement our financing, construction or operating plans; and

     - we may be at a competitive disadvantage with respect to competitors who have lower levels of debt.

    Our ability to pay the principal of and interest on our indebtedness will depend upon our future performance, which is subject to a variety of factors, uncertainties and contingencies, many of which are beyond our control. If we fail to make the required payments or to comply with our debt covenants we will default on our debt, which could result in acceleration of the debt. In such event there can be no assurance that we would be able to make the required payments or borrow sufficient funds from alternative sources to make any such payments. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are acceptable to us.

Covenants in our debt agreements restrict our operations

         The covenants in our Indenture related to our Senior Discount Notes may materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. Among other things, these covenants limit our ability and the ability of our subsidiaries to:

     -    incur certain indebtedness;
     -    pay dividends, make certain other restricted payments;
     -    use assets as collateral for loans;
     - permit other restrictions on dividends and other payments by our subsidiaries;
     -    guarantee certain indebtedness;
     -    dispose of assets;
     -    enter into transactions with affiliates or related persons; or
     -    consolidate, merge or transfer all or substantially all of our assets.

    Further, there can be no assurance that we will have available, or will be able to acquire from alternative sources of financing, funds sufficient to repurchase the Senior Discount Notes, as required under the Indenture, in the event of a Change of Control (as defined).

We may be unable to raise the additional capital necessary to implement our business strategy

         The development of our business and the installation and expansion of our network have required and will continue to require substantial capital. While we anticipate that our existing financial resources will be adequate to fund our current priorities and our existing capital commitments through the next twelve months, we expect to require significant additional capital in the future to fully complete the planned DTI network. We also may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions. These activities could require significant additional capital not included in the foregoing estimated capital requirements. Our ability to fund our required capital expenditures depends in part on:

     -    completing our network expansion as scheduled;
     -    satisfying our fiber sale obligations;
     -    otherwise raising significant capital; and
     -    increasing cash flow.


         Our failure to accomplish any of these may significantly delay or prevent capital expenditures. If we are unable to make our capital expenditures as planned, our business may grow slower than expected. This would have a material adverse effect on our business, financial condition and results of operations.

    The actual amount and timing of future capital requirements may differ materially from our current estimates depending on demand for our services, our ability to implement our current business strategy and regulatory, technological and competitive developments in the telecommunications industry. We may seek to raise additional capital from public or private equity or debt sources. There can be no assurance that we will be able to raise such capital on satisfactory terms or at all. If we decide to raise additional capital through the incurrence of debt, we may become subject to additional or more restrictive financial covenants. In the event that we are unable to obtain such additional capital on acceptable terms or at all, we may be required to reduce the scope or pace of deployment of our network, which could materially adversely affect our business, results of operations and financial condition and our ability to compete and to make payments on the Senior Discount Notes.

A large number of options and warrants are outstanding, and the exercise of those options and warrants would most likely raise less capital than DTI could receive in a public offering

     At June 30, 1999, options and warrants to purchase an aggregate of 5,551,560 shares of common stock were outstanding. The warrant holders have certain rights to require the registration of the common stock that would be received upon exercise of the warrants. The outstanding shares of our Series A Convertible Preferred Stock are convertible into an aggregate of 30,000,000 shares of our common stock. Although the exercise of options or warrants may raise capital for us, the amounts raised may be less than we could receive in a public offering at the time of exercise.

We are dependent on a limited number of large customers

     A relatively small number of customers account for a significant amount of our total revenues. Our three largest customers in 1999 accounted for approximately 85% of our revenues. Our three largest customers in 1998 accounted for approximately 65% of our revenues.

     Our business plan assumes that a large proportion of our future revenues will come from our carrier's carrier services, which by their nature are marketed to a limited number of telecommunications carriers. Most of our arrangements with large customers do not provide any guarantees that they will continue using our services at current levels. In addition, if our customers build their own facilities, our competitors build additional facilities or there are further consolidations in the telecommunications industry involving our customers, then our customers could reduce or stop their use of our services which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to complete our network in a timely and cost-effective manner

     Our ability to achieve our strategic objectives will depend in large part upon the successful, timely and cost-effective completion of our network. The completion of our network may be affected by a variety of factors, uncertainties and contingencies, many of which are beyond our control. The successful and timely completion of our network will depend upon, among other things, our ability to:

     - obtain substantial amounts of additional capital and financing, at reasonable costs and on satisfactory terms and conditions,
     - effectively and efficiently manage the construction and acquisition of the planned network route segments,
     - obtain IRUs from other carriers on satisfactory terms and conditions and at reasonable prices,
     - access markets and enter into additional customer contracts to sell or lease high volume capacity on our network and
     - obtain additional franchises, permits and rights-of-way to permit us to complete our planned strategic routing.

     Successful completion of our network also will depend upon our ability to procure commitments from suppliers and third-party contractors with respect to the supply of certain equipment and construction of network facilities and timely performance by such suppliers and third-party contractors of their obligations. There can be no assurance that we will obtain sufficient capital and financing to fund our currently planned capital expenditures, successfully manage construction, sell fiber and capacity to additional customers, meet contractual timetables for future services, or maintain existing and acquire necessary additional franchises, permits and rights-of-way. Any failure by us to accomplish these objectives may significantly delay or prevent, or substantially increase the cost of, completion of our network, which would have a material adverse effect on our business, financial condition and results of operations.

     Certain of our customer contracts provide for reduced payments and varying penalties for late delivery of route segments and allow the customers, after expiration of grace periods, to delete such non-delivered segments from the system route to be delivered. We are currently not in compliance with construction schedules under contracts with two of our customers. There can be no assurance that such customers or other customers will not in the future find us to have materially breached our contracts, that such customers will not terminate such contracts or that such customers will not seek other remedies.

    Under our agreement with the MHTC, we have the exclusive right to build a long haul, fiber optic network along the interstate highway system in Missouri in exchange for providing to MHTC long-haul telecommunications services along such network. The loss of our exclusive rights to routes constructed in accordance with the MHTC Agreement could have a material adverse effect on our business, financial condition and results of operations and our ability to make payments on the Senior Discount Notes. See "Our Business - Build-Out Plan."

Competitors with greater resources may adversely affect our business

    The telecommunications industry is highly competitive. Many of our competitors and potential competitors have far greater financial, personnel, technical, marketing and other resources than we do. Many also have a more extensive transmission network. These competitors may build additional fiber capacity in the geographic areas that our network serves or in which we plan to expand. Recent mergers and acquisitions in the telecommunications industry have resulted in increased competitive pressures, which we expect to continue and to increase in the future.

    Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or lower than those of our competitors. Prices have been declining and are expected to continue to do so. Our competitors in carrier's carrier services include many large and small IXCs. In the local exchange market, we expect to face competition from ILECs and other competitive providers, including non-facilities based providers, and, as the local access markets become opened to IXCs under the Telecommunications Act of 1996 (the "Telecom Act"), from long distance providers.

         An alternative method of transmitting telecommunications traffic is through satellite transmission. Satellite transmission is superior to fiber optic transmission for distribution communications, like video broadcasting. Although satellite transmission is not preferred to fiber optic transmission for voice traffic in most parts of the United States because it exhibits an approximately one-quarter-second delay, this slight time delay is unimportant for many data-oriented uses. If the market for data transmission grows, we will compete with satellite carriers in that market.

         Under the Telecom Act, the original RBOCs and others may enter the long distance market. When RBOCs enter the long distance market, they may acquire, or take substantial business from, our customers or us. We cannot assure you that we will be able to compete successfully with existing competitors or new entrants in our markets. Our failure to do so would have a material adverse effect on our business, financial condition and results of operations and the value of our securities.

         Under an agreement between the United States and the World Trade Organization, foreign companies may be permitted to enter domestic U.S. telecommunications markets and acquire ownership interest in U.S. companies. Foreign telecommunications companies could also be significant new competitors to us.

Pricing pressures and the risk of industry over-capacity may adversely affect our business

         The long distance transmission industry has generally been characterized by over-capacity and declining prices since shortly after the AT&T break-up in 1984. We anticipate that our prices will continue to decline over the next several years because of new competition. Other long distance carriers (new and existing) are expanding their capacity and are constructing new fiber optic and other long distance transmission networks. As a result of the recent mergers, we face stronger competitors with larger networks and greater capacity. We believe that although some new entrants seeking to establish fiber optic networks will face significant barriers, others may have sufficient resources that the barriers will not be significant to them.

         As our competitors expand existing networks and build new networks, these networks will have greater capacity. Because the cost of fiber is a relatively small portion of the cost of building new transmission lines, companies building such lines are likely to install fiber that provides far more transmission capacity than will be needed over the short or medium term. Further, recent technological advances have shown the potential to greatly expand the capacity of existing and new fiber optic cable. Although such technological advances may enable us to increase our network's capacity, an increase in our competitors' capacity could adversely affect our business. If overall capacity in the industry exceeds demand in general or along any of our routes, severe additional pricing pressure could develop. Certain industry observers have noted the beginning of what may be dramatic and substantial price reductions and have predicted that long distance calls will soon not be much more expensive than local calls. Price reductions could have a negative and material impact on our business.

We need to expand our network and obtain and maintain franchises, permits and rights-of-way

         Our continuing network expansion is an essential element of our future success. In the past, we have experienced delays in constructing our network and may experience similar delays in the future. We have substantial existing commitments to purchase materials and labor for expanding our network. In addition, we will need to obtain additional materials and labor that may cost more than anticipated. Some sections of our network are constructed by other carriers or their contractors. We cannot guarantee that these third parties will complete their work according to schedule. If any delays prevent or slow down our network expansion our financial results would be materially and adversely effected.

         The expansion of our network depends, among other things, on acquiring rights-of-way and required permits from railroads, utilities and governmental authorities on satisfactory terms and conditions and on financing such expansion, acquisition and construction. We have entered into long-term agreements with highway authorities in Arkansas, Kansas, Missouri and Oklahoma and with electric utilities operating in Missouri and Southern Illinois as well as Tulsa, Oklahoma, under which we generally have access to various rights-of-ways in given localities. However, these agreements cover only a small portion of our planned network. In addition, after our network is completed and required rights and permits are obtained, we cannot guarantee that we will be able to maintain all of the existing rights and permits. If we fail to obtain rights and permits or we lose a substantial number of rights and permits our financial results would suffer which could have a material adverse effect on our business, financial condition and results of operation.

System failures or interruptions in our network may cause loss of customers

     Our success depends on the seamless uninterrupted operation of our network and on the management of traffic volumes and route preferences over our network. Furthermore, as we continue to expand our network to increase both its capacity and reach, and as traffic volume continues to increase, we will face increasing demands and challenges in managing our circuit capacity and traffic management systems. Any prolonged failure of our communications network or other systems or hardware that causes significant interruptions to our operations could seriously damage our reputation and result in customer attrition and financial losses.

Regulatory change could occur which might adversely affect our business

     Some of our operations are regulated by the FCC under the Communications Act of 1934. In addition, some of our businesses are regulated by state public utility or public service commissions. Regulatory or interpretive changes in existing legislation or new legislation that affects our operations could have a material adverse effect on our business, financial condition and results of operations. Recent and proposed regulatory changes are expected to allow the RBOCs and others to enter the long distance business. We anticipate that some entrants will be strong competitors because, among other reasons, they may:

     -    be well capitalized;
     - already have substantial end-user customer bases; and/or - enjoy cost advantages relating to local loops and access charges.

See "Business -- Industry Overview;" and "Business -- Regulation."

     We are required to obtain certain authorizations from state public utility commissions ("PUC") to offer certain of our telecommunication services, as well as to file tariffs with the FCC and the PUCs for many of our services. We have all the necessary authority to offer local and interstate and intrastate long-haul services in the states we now serve. We also hold other authorities in various other states in which we plan to provide service. As it becomes necessary, we will obtain those operating authorities in other states on an as needed basis. The receipt by the Company of necessary state certifications is dependent upon the specific procedural requirements of the applicable PUC and the workload of its staff. Additionally, receipt of state certifications may be subject to delay as a result of a challenge to the applications and/or tariffs by third parties, including the ILECs, which could cause us to delay provision of services over affected portions of our network and to incur substantial legal and administrative expenses. To date, we have not experienced significant difficulties in receiving certifications, maintaining tariffs, or otherwise complying with its regulatory obligations. There can be no assurances, however, that we will not experience delays or be subject to third-party challenges in obtaining necessary regulatory authorizations. The failure to obtain such authorizations on a timely basis would have a material adverse effect on our business, financial condition and results of operations.

     We will be affected by how the states regulate the retail prices of the ILECs with which we compete. As the degree of intrastate competition increases, states may offer the ILECs increasing pricing flexibility. This flexibility may present the ILECs with an opportunity to subsidize services that compete with our services with revenues generated by non-competitive services, thereby allowing ILECs to offer competitive services at lower prices than they may otherwise. Any pricing flexibility or other significant deregulation of the ILECs by the states could have a material adverse effect on us.

     In addition to the rules affecting local and long distance competition, the FCC or the states have adopted, or may adopt, rules and regulations which impose fees or surcharges based on revenues derived from the provision of our telecommunications services or require changes to our network configuration to provide certain services. Compliance with these existing and future regulations may have a material adverse effect on our results of operations.

We are dependent on major suppliers for key equipment, materials and labor

     We are dependent upon single or limited source suppliers for our fiber optic cable, electronic equipment and construction services used in completing our network, some of which components employ advanced technologies built to specifications provided by us to such suppliers. In particular, due to our two-year agreement to purchase all of our fiber optic cable from Pirelli, we are dependent primarily on Pirelli for our supply of fiber optic cable. We have also entered into a three-year agreement with Pirelli in which we agreed to purchase from them at least 80% of our needs for DWDM equipment. Therefore, we are dependent on Pirelli for DWDM equipment. To date, our arrangements have provided us with a supply of fiber optic cable at a stable, attractive price. We also are dependent on a small number of contractors for the construction of network routes built by DTI. Our network design strategy also is dependent on obtaining transmission equipment from Fujitsu Network Transmission Systems, Inc. ("Fujitsu") which supplies such equipment to other substantially larger customers. There can be no assurance that our suppliers will be able to meet our future requirements on a timely basis. We could obtain equipment and services of comparable quality from several alternative suppliers. However, we may fail to acquire compatible services and equipment from such alternative sources on a timely and cost-efficient basis.

    Some of the technologically advanced equipment, including the DWDM equipment, which we plan to deploy in our network, has not been extensively field-tested. We believe that such equipment will meet or exceed the required specifications and will perform satisfactorily once installed. However, any extended failure of such equipment to perform as expected could have a material adverse effect on us.

We may be adversely affected if we cannot retain key personnel

    We continue to rely upon the contribution of a number of key executives. We have entered into employment agreements with certain of these executives. We can not assure you that we will be able to retain such qualified personnel. In the past, we have lost the services of certain of our senior executives. Our future success and ability to manage growth will be dependent also upon our ability to hire and retain additional highly skilled employees for a variety of management, engineering, technical, and sales and marketing positions. The competition for such personnel is intense. We can not assure you that we will be able to attract and retain such qualified personnel.

We may face difficulties in integrating, managing and operating new technology

     Our operations depend on our ability to successfully integrate new and emerging technologies and equipment. These include the technology and equipment required for DWDM, which allows multiple signals to be carried simultaneously, and IP transmission using DWDM technology. Integrating these new technologies could increase the risk of system failure and result in further strains. Additionally, any damage to our network control center in our carrier's carrier services line of business could harm our ability to monitor and manage the network operations.

We must continue improving our accounting, processing and information systems

     Sophisticated information and processing systems are vital to our operations and growth and our ability to monitor costs, process customer orders, provide customer service, render monthly invoices for services and achieve operating efficiencies. We have developed processes and procedures in the implementation and servicing of customer orders for telecommunications services, the provisioning, installation and delivery of those services and monthly billing for those services. However, we must improve our internal processes and procedures and install additional accounting, processing and information systems to accommodate our anticipated growth. We intend to obtain and install the accounting, processing and information systems necessary to provide our services efficiently. However, there can be no assurance that we will be able to successfully obtain, install or operate such systems. The failure to maintain effective internal processes and systems for these service elements could have a material adverse effect on our ability to achieve its growth strategy. Any acquisitions would place additional burdens on our accounting, information and other systems.

Failure of our computer systems to recognize the year 2000 could disrupt our business and operations

    The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, software, hardware or firmware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    While we believe that our existing systems and software applications are, and that any new systems to be installed will be, Year 2000 compliant, there can be no assurance until the year 2000 that all of our systems then in place will function adequately. The failure of our systems or software applications to accommodate the year 2000 could have a material adverse effect on our business, financial condition and results of operations. Further, if the systems or software applications of telecommunications equipment suppliers, ILECs, IXCs or others on whose services or products we depend are not Year 2000 compliant, any loss of such services or products could have a material adverse effect on our business, financial condition and results of operations. We intend to continue to monitor the performance of our accounting, information and processing systems and software applications and those of our suppliers and customers to identify and resolve any Year 2000 issues. To the extent necessary, we may need to replace, upgrade or reprogram certain systems to ensure that all interfacing applications will be Year 2000 compliant when operating jointly. Based on current information, we do not expect that the costs of such replacements, upgrades and reprogramming will be material to our business, financial condition or results of operations. Most major domestic carriers have announced that they have achieved substantial Year 2000 compliance for their networks and support systems; however, other domestic carriers may not be Year 2000 compliant, and failures on their networks and systems could adversely affect the operation of our network and support systems and have a material adverse effect on our business, financial condition and results of operations. We have not developed a contingency plan with respect to the failure of our systems or the systems of our suppliers or other carriers to achieve Year 2000 compliance.

    Unanticipated problems in any of the above areas, or our inability to implement solutions in a timely manner or to establish or upgrade systems as necessary, could have a material adverse impact on our ability to reach our objectives and on our business, financial condition and results of operations.

Item 2.   Properties

     Our network in progress and fiber optic cable, transmission equipment and other component assets are our principal properties. Our installed fiber optic cable is laid under various rights-of-way that we maintain. Other fixed assets are located at various leased locations in geographic areas served by us. We believe that our existing properties are adequate to meet our anticipated needs in the markets in which we have deployed or begun to deploy our network and that additional facilities are and will be available to meet our development and expansion needs in existing and planned markets for the foreseeable future.

     Our principal executive offices and Network Control Center are located in St. Louis, Missouri. We lease this 16,000 square-feet of space pursuant to the terms of the lease that expires in July 2001. The Company also leases additional office and equipment space in St. Louis, Missouri from Mr. Weinstein at market rates under an agreement that expires on December 31, 1999. See "Certain Relationships and Related Transactions." We are also constructing a second control center in Kansas City, Missouri that can serve as a backup network control center for our entire network.

Item 3.  Legal Proceedings

     In June 1999, we and Mr. Weinstein settled a suit brought in the Circuit Court of St. Louis County, Missouri, in a matter styled Alfred H. Frank v. Richard D. Weinstein and Digital Teleport, Inc. Pursuant to the terms of the settlement we paid $1.25 million and Mr. Weinstein paid $1.25 million to the plaintiff. Mr. Weinstein obtained a loan from us for his portion of the settlement cost plus approximately $200,000 representing 50% of the legal costs incurred by the Company, that is repayable by Mr. Weinstein to us at the earliest of the following three events:

     -   a change in control of DTI
     -   a public offering of shares of DTI
     -   three years after the date of the loan

The loan will earn interest at a rate of 7.5% which will be payable at the same time as the principal balance is due. Mr. Weinstein has pledged 1,500,000 shares of his common stock in the Company as collateral for the loan.

     From time to time we are named as a defendant in routine lawsuits incidental to our business. Based on the information currently available, we believe that none of such current proceedings, individually or in the aggregate, will have a material adverse effect on us.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

PART II

Item 5.  Market for the Company's Common Stock and Related Shareholder Matters

     There is no existing trading market for our common stock. As of June 30, 1999, there was one holder of our common stock. We have never declared or paid cash dividends on our common stock. It is our present intention to retain all future earnings for use in our business and, therefore, we do not expect to pay cash dividends on the common stock in the foreseeable future. The declaration and payment of dividends on the common stock is restricted by the terms of our indebtedness under the indenture pursuant to which we issued our Senior Discount Notes.

     On February 23, 1998, we consummated a private placement in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act"), pursuant to which we issued and sold 506,000 units (the "Units") consisting of $506 million aggregate principal amount at maturity of Senior Discount Notes and warrants to purchase 3,926,560 shares of Common Stock (the "Warrants"). The Senior Discount Notes were sold at an aggregate price of $275.2 million, and we received approximately $264.7 million net proceeds, after deductions for offering expenses. The Warrants were allocated a value of $10 million. The Senior Discount Notes were initially purchased by Merrill Lynch, Pierce, Fenner & Smith Incorporated and TD Securities USA Inc., and were resold in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. On September 15, 1998, we completed an Exchange Offering under the Securities Act of 1933, of Series B Senior Discount Notes due 2008 and Warrants to Purchase 3,926,560 Shares of Common Stock for the Company's then outstanding Senior Discount Notes due 2008 and Warrants to Purchase 3,926,560 Shares of
Common Stock. The form and terms of the Series B Senior Discount Notes are identical in all material respects to those of the Senior Discount Notes, except for certain transfer restrictions and registration rights relating to the Senior Discount Notes and except for certain interest provisions related to such registration rights. Together the Series B Senior Discount Notes and Senior Discount Notes are referred to as the "Senior Discount Notes" throughout this document.

     We have used approximately $147.0 million of the $264.7 million net proceeds of the Senior Discount Notes for construction of our fiber optic telecommunications network or purchase of IRUs, with the remaining net proceeds temporarily invested in certain short-term investment grade securities.

     Through September 24, 1999, under our Incentive Award Plan, we granted or became obligated to grant options to purchase an aggregate of 1,325,000 shares of our Common Stock to certain of our directors and key employees at exercise prices ranging from $2.60 to $6.66 per share. Such transactions were completed without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act and Rule 701 under the Securities Act.

Item 6. Selected Financial Data

                      Selected Consolidated Financial Data

    The following is a summary of selected historical financial data as of and for the five years in the period ended June 30, 1999 which has been derived from our audited Consolidated Financial Statements. The information set forth below should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and the audited Consolidated Financial Statements and notes thereto appearing elsewhere in this document.



                                                                    Fiscal Year Ended June 30,
                                               1995(a)         1996(a)           1997             1998             1999
                                               -------         -------           ----             ----             ----

Operating Statement Data:
 Total revenues.........................     $   199,537     $  676,801      $ 2,033,990      $  3,542,771    $  7,209,383
                                             ------------    -----------     ------------    -------------    ------------
 Operating expenses:
   Telecommunication services...........         165,723        296,912        1,097,190         2,294,181       6,307,678
   Other services.......................              --             --          364,495                --              --
   Selling, general and administrative..         240,530        548,613          868,809         3,668,540       5,744,417
   Depreciation and amortization........          70,500        425,841          757,173         2,030,789       4,653,536
                                             ------------    -----------     ------------    -------------    -------------
     Total operating expenses                    476,753      1,271,366        3,087,667         7,993,510      16,705,631
                                             ------------    -----------     ------------    -------------    ------------
 Loss from operations...................        (277,216)      (594,565)      (1,053,677)       (4,450,739)     (9,496,248)
 Interest income (expense) - net........          (9,516)      (191,810)        (798,087)       (6,991,773)    (22,219,999)
                                             ------------    -----------     ------------    --------------   -------------
 Loss before income tax benefit.........        (286,732)      (786,375)      (1,851,764)      (11,442,512)    (31,716,247)
 Income tax benefit/(provision).........              --             --        1,214,331         2,020,000      (1,000,000)
                                             ------------    -----------     ------------    --------------   -------------
 Net loss (e)...........................     $  (286,732)    $ (786,375)     $  (637,433)    $  (9,422,512)   $(32,716,247)
                                             ============    ===========     ============    ==============   =============

Balance Sheet Data:
 Cash and cash equivalents..............     $   140,220     $  817,391      $ 4,366,906     $ 251,057,274    $132,175,829
 Network and equipment, net.............       6,788,582     13,064,169       34,000,634        77,771,527     213,469,187
 Total assets...........................      11,983,497     15,025,758       39,849,136       342,865,160     363,760,890
 Accounts payable.......................       2,114,748      1,658,836        5,086,830         4,722,418       9,561,973
 Vendor financing:
     Current............................              --             --               --                --       2,298,946
     Long-term..........................              --             --               --                --       2,298,946
 Senior discount notes, net.............              --             --               --       277,455,859     314,677,178
 Deferred revenues......................       5,027,963      6,734,728        9,679,904        16,814,488      22,270,006
 Redeemable Convertible  Preferred
 Stock (b)..............................              --             --       28,889,165                --              --
 Stockholders' equity (deficit) (b).....        (237,638)    (1,100,703)      (4,729,867)       41,958,122       7,919,145

Other Financial Data:
 Cash flows from operations.............     $ 6,903,884     $  299,710      $ 7,674,272      $  9,707,957    $ 11,461,067
 Cash flows from investing activities        (11,804,176)    (1,122,569)     (19,417,073)      (44,952,682)   (128,367,335)
 Cash flows from financing activities...       5,030,000      1,500,030       15,292,316       281,935,093      (1,975,177)
 EBITDA (c).............................        (206,716)      (168,724)        (259,068)       (2,419,950)     (4,842,712)
 Capital expenditures...................       6,804,176      5,663,047       19,876,595        44,952,682     128,367,335
 Ratio of earnings to fixed charges (d).              --             --               --                --              --


(a) Through June 30, 1996, we were considered a development stage enterprise focused on developing our network and customer base.
(b) On February 13, 1998, in conjunction with the Senior Discount Notes Offering, we amended the terms of the Series A Preferred Stock to provide that it is no longer mandatorily redeemable, and, as a result, the Series A Preferred Stock has been classified with stockholders' equity.
(c) EBITDA represents net loss before interest income (expense), loan commitment fees, income tax benefit, depreciation and amortization. EBITDA is included because we understand that such information is commonly used by investors in the telecommunications industry as an additional basis on which to evaluate our ability to pay interest, repay debt and make capital expenditures. Excluded from EBITDA are interest income (expense), loan commitment fees, income taxes, depreciation and amortization, each of which can significantly affect our results of operations and liquidity and should be considered in evaluating our financial performance. EBITDA is not intended to represent, and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles ("GAAP").

     Additionally, EBITDA should not be used as a comparison between companies, as it may not be calculated in a similar manner by all companies.

(d) For purposes of calculating the ratio of earnings to fixed charges: (i) earnings consist of loss before income tax benefit, plus fixed charges excluding capitalized interest; and (ii) fixed charges consist of interest expenses and capitalized costs, amortization of deferred financing costs, plus the portion of rentals considered to be representative of the interest factor (one-third of lease payments). For the years ended June 30, 1995, 1996, 1997, 1998 and 1999 our earnings were insufficient to cover fixed charges by approximately $2.0 million, $2.4 million, $2.5 million, $12.3 million and $39.3 million, respectively.

(e) Net loss attributable to Common Stock, loss per shares data and weighted average number of shares outstanding are not meaningful as there was only one common shareholder and no class of securities was registered.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis relates to our financial condition and results of operations for each of the three years ended June 30, 1999. This information should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial data appearing elsewhere in this document.

                                    Overview
Introduction

    We are a facilities-based communications company that is creating an approximately 20,000 route mile digital fiber optic network comprised of approximately 23 regional rings interconnecting primary, secondary and tertiary cities in 37 states and the District of Columbia. By providing high-capacity voice and data transmission services to and from secondary and tertiary cities, the Company intends to become a leading wholesale provider of regional communications transport services to IXCs and other communications companies. We currently provide carrier's carrier services under contracts with AT&T, Sprint, MCI WorldCom, Ameritech Cellular, IXC Communications and other telecommunication companies. We also provide private line services to a few targeted business and governmental end-user customers. We are 50% owned by an affiliate of Kansas City Power & Light Company ("KCP&L"), which has agreed to be acquired by Western Resources, Inc.

Revenues

    We derive revenues principally from (i) the sale of wholesale telecommunications services, primarily through IRUs and wholesale network capacity agreements, to IXCs, such as the Tier 1 carriers, and other telecommunications entities and (ii) the sale of telecommunications services directly to business and governmental end-users. For the year ended June 30, 1999, we derived approximately 94% and 6% of our total revenues from carrier's carrier services and end-user services, respectively. Of our total carrier's carrier service revenues, approximately 86% related to wholesale network capacity services and 14% related to IRU agreements.

    During the past several years, market prices for many telecommunications services have been declining, which is a trend we believe will likely continue. This decline has had and will continue to have a negative effect on our gross margin, which may not be offset by decreases in our cost of services. However, we believe that such decreases in prices may be partially offset by increased demand for our telecommunications services as we expand our network and introduce new services.

    We derive carrier's carrier services revenues from IRUs and wholesale network capacity agreements. IRUs typically have a term of 20 or more years. We provide wholesale network capacity services through service agreements for terms of one year or longer which typically require customers to pay for such capacity regardless of level of usage. IRUs, which are accounted for as operating leases, generally require substantial advance payments and periodic maintenance fees over the terms of the agreements. Advance payments are recorded by us as deferred revenue and are then recognized on a straight-line basis over the terms of the IRU agreements. Fixed periodic maintenance payments are also recognized on a straight-line basis over the term of the agreements as ongoing maintenance services are provided. Wholesale network capacity agreements generally provide for a fixed monthly payment based on the capacity and length of circuit provided and sometimes require substantial advance payments. Advance payments and fixed monthly service payments are recognized on a straight-line basis over the terms of the agreements, which represent the periods during which services are rendered. For the years ended June 30, 1998 and 1999, our three largest carrier customers combined accounted for an aggregate of 74% and 91%, respectively, of carrier's carrier services revenues, or 65% and 85%, respectively, of total revenues. The terms of these agreements are such that there are no stated obligations to return any of the advance payments. Our contracts do provide for reduced future payments and varying penalties for late delivery of route segments, and allow the customers, after expiration of grace periods, to delete such non-delivered segments from the system route to be delivered.

    End-user services are telecommunications services provided directly to businesses and governmental end-users. We currently provide private line services to end-users to connect certain points on an end-user's private telecommunications network as well as to bypass the applicable ILEC in accessing such end-user's long distance provider. Our end-user services agreements to date have generally provided for services for a term of one year or longer and for a fixed monthly payment based on the capacity and length of circuit provided, regardless of level of usage. For the year ended June 30, 1998 and 1999, four customers accounted for all of our end-user services revenue, or an aggregate of 13% and 6%, respectively, of total revenues.

     As of June 30, 1999, we have received aggregate advance payments of approximately $24.4 million from certain of our IRU, carrier's carrier and end-user customers which are recorded as deferred revenue when received.
Deferred revenues from IRUs, carrier's carrier and end-user customers are recognized on a straight-line basis over the life of the contract. Upon expiration, such agreements may be renewed or services may be provided on a month-to-month basis.

     In fiscal 1997, at the request of a specific carrier customer, we designed, constructed and installed inner-duct for such customer's own fiber optic network. While we do not presently consider the provision of such services to be part of our core business strategy, we will consider such opportunities as they arise. We expect that future revenues, if any, from network construction services will not be a significant contributor to our overall revenues or results of operations.

Operating Expenses

    Our principal operating expenses consist of the cost of telecommunications services, selling, general and administrative ("SG&A") expenses, depreciation and amortization, and, in fiscal 1997, costs of network construction services performed for a third party.

    The cost of telecommunications services consists primarily of the cost of leased line facilities and capacity, operating costs in connection with our owned facilities and more recently costs related to fibers accepted under our long-term IRUs. Because we currently provide carrier's carrier and end-user services principally over our own network, the cost of providing these services includes a minor amount of leased space (in the form of physical collocation at ILEC access tandems and IXC POPs) and leased line capacity (to fill requirements of a customer contract which are otherwise substantially met on our network and typically where we plan to expand our network) and no ILEC access charges. Leased space, electrical and maintenance costs have increased significantly as we have accepted fibers related to our long-term IRUs. Further, leased line capacity costs and access charges are expected to increase significantly because we expect to obtain access to a greater number of ILEC facilities through leased lines in order to reach end-users and access tandems that cannot be cost-effectively connected to our network in a given local market. Operating costs include, but are not limited to, costs of managing our network facilities, technical personnel salaries and benefits, rights-of-way fees, locating installed fiber to minimize the risk of fiber cuts and property taxes.

    SG&A expenses include the cost of salaries, benefits, occupancy costs, sales and marketing expenses and administrative expenses. We plan to add sales offices in selected markets, as additional segments of our network become operational. Depreciation and amortization are primarily related to fiber optic cable plant, electronic terminal equipment and network buildings, and are expected to increase as we incur substantial capital expenditures to build and acquire the components of our network and begin to install our own switches. In general, SG&A expenses have increased significantly as we have developed and expanded our network. We expect to incur significant increases in SG&A expenses to realize the anticipated growth in revenue for carrier's carrier services and end-user services. In addition, SG&A expenses will increase as we continue to recruit experienced personnel to implement our business strategy.

Operating Losses

     As a result of build-out and operating expenses, we have incurred significant operating and net losses to date. Losses from operations in fiscal 1997, 1998 and 1999 were $1.1 million, $4.5 million and $9.5 million, respectively. We may incur significant and possibly increasing operating losses. There can be no assurance that we will achieve or sustain profitability or generate sufficient positive cash flow to meet our debt service obligations and working capital requirements. If we cannot achieve operating profitability or positive cash flows from operating activities, we may not be able to service the Senior Discount Notes or meet our other debt service or working capital requirements, which could have a material adverse effect on us.

                              Results of Operations

    The table set forth below summarizes our percentage of revenue by source and operating expenses as a percentage of total revenues:

                                                    Fiscal Year Ended June 30,
                                                   1997       1998       1999
                                                   ----       ----       ----
Revenue:
  Carrier's carrier services..................      40%         87%         94%
  End-user services...........................      25          13           6
                                                    --        ----        ----
                                                    65         100         100
  Other services..............................      35          --          --
                                                    --         ---         ---
     Total revenue............................     100%        100%        100%
                                                   ===         ===         ===
Operating Expenses:
  Telecommunications services.................      54%         65%         88%
  Other services..............................      18          --          --
  Selling, general and administrative.........      43         104          80
  Depreciation and amortization...............      37          57          64
                                                    --       -----        ----
     Total operating expenses.................     152%        226%        232%
                                                   ===        ====         ===

Fiscal Year Ended June 30, 1998 Compared to Fiscal Year Ended June 30, 1999

    Revenue. Total revenue grew 103% from $3.5 million in 1998 to $7.2 million in 1999 principally due to increased revenue from carrier's carrier services. Revenue from carrier's carrier services was up 121% to $6.8 million primarily due to increased sales of point-to-point transport business on our completed routes. End-user revenues declined 9%, which is attributable to the expiration of a customer's contract.

    Operating Expenses. Operating expenses grew 109% from $8.0 million in 1998 to $16.7 million in 1999, due primarily to increases in telecommunications services, selling, general and administrative expenses and depreciation and amortization. Telecommunications services expenses were up 175% to $6.3 million in 1999 due to increased personnel costs to support the expansion of our network, property taxes, leased capacity costs incurred to support customers in areas not yet reached by our network, and costs related to recently accepted dark fiber segments on previously acquired routes. Selling, general and administrative expenses were up 57% to $5.7 million in 1999, in order to support the expansion of our network, which includes an increase in administrative and sales personnel and the related expenses of supporting these personnel. Depreciation and amortization grew 129% over last year due to higher amounts of plant and equipment being in service in 1999 versus 1998. We expect that significant additional amounts of plant and equipment will be placed in service throughout fiscal 2000 and fiscal 2001. As a result, depreciation and amortization will continue to grow as we continue to invest in capital assets to increase network capacity and as additional network routes are placed into service.

     Other Income (Expenses). Net interest and other income (expense) increased from a net expense of $7.0 million in 1998 to net expense of $22.2 million in 1999. Interest income increased from $5.1 million in 1998 to $10.7 million in 1999 due to the investment of the proceeds from the Senior Discount Notes. Similarly, as a result of the Senior Discount Notes issued in February 1998, interest expense increased from $12.1 million in 1998 to $31.5 million in 1999. Additionally, we and Mr. Weinstein, President and CEO of the Company, settled a lawsuit which resulted in a one-time charge of $1.5 million in fiscal 1999.

    Income Taxes. An income tax benefit of $2.0 million was recorded in fiscal 1998 as management believes it is more likely than not that we will generate taxable income sufficient to realize certain of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards prior to their expiration. A tax provision of $1.0 million was recorded in fiscal 1999 related to the anticipated settlement of an income tax examination.

    Net Loss. Net loss for the fiscal year ended 1998 was $9.4 million compared to $32.7 million for the fiscal year ended June 30, 1999.

Fiscal Year Ended June 30, 1997 Compared to Fiscal Year Ended June 30, 1998

    Revenue. Total revenue increased 74% from $2.0 million in 1997 to $3.5 million in 1998 principally due to increased revenue from carrier's carrier services. Revenue from carrier's carrier services increased 281% from $807,000 in 1997 to $3.1 million in 1998. This increase resulted principally from the completion of additional network segments, as well as from adding traffic on our existing network. End-user revenues decreased 9% from $516,000 in 1997 to $467,000 in 1998. This decrease was attributable to the expiration of a customer's contract.

    Operating Expenses. Operating expenses increased 159% from $3.1 million in 1997 to $8.0 million in 1998, due primarily to increases in telecommunications services, selling, general and administrative expenses and depreciation and amortization. Telecommunications services expenses increased 109% from $1.1 million in 1997 to $2.3 million in 1998 due to increased personnel to support the expansion of our network, as well as increased costs related to property taxes and other costs in connection with obtaining leased capacity to support customers in areas not yet reached by our network. Selling, general and administrative expenses increased 322%, from $869,000 in 1997 to $3.7 million in 1998, in order to support the expansion of our network, which includes an increase in administrative and sales personnel and the related expenses of supporting these personnel, as well as increased legal fees. Depreciation and amortization increased 168%, from $757,000 in 1997 to $2.0 million in 1998, due to higher amounts of plant and equipment being in service in 1998 versus 1997.

    Other Income (Expenses). Net interest and other income (expense) increased from a net expense of $798,000 in 1997 to net expense of $7.0 million in 1998. Interest income increased from $102,000 in 1997 to $5.1 million in 1998 due to the investment of the proceeds from the Senior Discount Notes. Similarly, as a result of the Senior Discount Notes issued in February 1998, interest expense increased from $153,000 in 1997 to $12.1 million in 1998. Loan commitment fees decreased from $785,000 in 1997 to $0 in 1998. These fees represented a one-time charge for a loan commitment that was not used.

    Income Taxes. An income tax benefit of $1.0 million and $2.0 million was recorded in fiscal 1997 and 1998, respectively, as management believes it is more likely than not that we will generate taxable income sufficient to realize certain of the tax benefit associated with future deductible temporary differences and net operating loss carryforwards prior to their expiration.

    Net Loss. Net loss for the fiscal year ended 1997 was $637,000 compared to $9.4 million for the fiscal year ended June 30, 1998.


                         Liquidity and Capital Resources

    We have funded our capital expenditures, working capital and debt requirements and operating losses through a combination of advance payments for future telecommunications services received from certain major customers, debt and equity financing and external borrowings. In addition to utilizing the net proceeds of the Senior Discount Notes, we intend to finance our capital expenditures, working capital requirements, operating losses and debt service requirements through advance payments under existing and additional agreements for IRUs or wholesale capacity and available cash flow from operations, if any. In addition, we may seek borrowings under bank credit facilities and additional debt or equity financing.

    The net cash provided by operating activities for the years ended June 30, 1998 and 1999 totaled $9.7 million and $11.5 million, respectively. During fiscal 1998, net cash provided by operating activities resulted principally from an increase in deferred revenues of $7.1 million relating to advanced payments received under IRUs, wholesale network capacity agreements and end-user agreements. During fiscal 1999, net cash provided by operating activities resulted principally from an increase in interest income of $5.7 million and additional deferred revenues of $5.5 million relating to advance payments received under IRUs, wholesale network capacity agreements and end-user agreements. As of June 30, 1999, advance payments of approximately $25.6 million will become due us over the next five years under existing agreements with certain major customers upon meeting our obligations under certain agreements, which require us to provide telecommunications services or dark fiber capacity

    In January 1998, we entered into a $30.0 million bank credit facility (the "Credit Facility") with certain commercial lending institutions and Toronto Dominion (Texas), Inc., as administrative agent for the lenders, to fund our working capital requirements until consummation of our Senior Discount Notes offering issued in February 1998. Certain covenants under the Credit Facility required that all outstanding borrowings be repaid upon the consummation of the Senior Discount Notes and effectively precluded any additional borrowings under the Credit Facility after such amounts were so repaid. We have repaid all borrowings under and have terminated the Credit Facility. We intend to pursue a new long-term bank credit facility.

    On February 23, 1998 we completed the issuance and sale of the Senior Discount Notes, from which we received proceeds, net of underwriting discounts and expenses, totaling approximately $264.7 million. We are using the net proceeds (i) to fund additional capital expenditures required for the completion of the our network, (ii) to expand our management, operations and sales and marketing infrastructure and (iii) for additional working capital and other general corporate purposes. We may incur significant and possibly increasing operating losses and expect to generate negative net cash flows after capital expenditures during at least the next two years as we continue to invest substantial funds to complete our network and develop and expand our telecommunications services and customer base. Accordingly, if we cannot achieve operating profitability or positive cash flows from operating activities, we may not be able to service the Senior Discount Notes or to meet our other debt service or working capital requirements, which would have a material adverse effect on us.

    At June 30, 1999, we had a working capital surplus of $116.5 million, which represents a decrease of $128.5 million compared to the working capital surplus of $245.0 million at June 30, 1998. This decrease is primarily attributable to the continued build-out of our network.

    Our investing activities used cash of $45.0 million for the year ended June 30, 1998 and $128.4 million for the year ended June 30, 1999. During both years 100% of the investing activities were in network and equipment.

    Cash provided by financing activities was $281.9 million for the year ended June 30, 1998 and $2.0 million for the year ended June 30, 1999. During fiscal 1998, we received $17.3 million in proceeds from the issuance of Series A Preferred Stock to KLT, Inc. ("KLT"), a wholly-owned subsidiary of KCP&L, $3.0 million under the Credit Facility and $275.2 million from the Senior Discount Notes offering. The proceeds of the Senior Discount Notes offering were used to pay off the $3.0 million due under the Credit Facility and $10.5 million in additional financing costs. During fiscal 1999 the Company paid an additional $525,000 in financing costs and granted a loan to an officer for $1.5 million as described in Item 13 below, "Certain Relationships and Related Transactions." Additionally, in December, 1998 we entered into a vendor financing agreement with our fiber optic cable vendor allowing for deferred payment terms of one and two-year periods on qualifying cable purchases up to $15.0 million.

         To achieve our business plan, we will need significant financing to fund our capital expenditure, working capital and debt service requirements and our anticipated future operating losses. We estimate capital requirements primarily include the estimated cost of (i) constructing approximately one-third of our planned network routes, (ii) purchasing, for cash, fiber optic facilities pursuant to long-term IRUs for planned routes that we will neither construct nor acquire through swaps with other telecommunication carriers, and (iii) additional network expansion activities, including the construction of additional local loops in secondary and tertiary cities as network traffic volume increases. We estimate that total capital expenditures necessary to complete our network will be approximately $650 million, of which we have expended $219.5 million as of June 30, 1999. During the balance of calendar 1999 and all of calendar 2000, we anticipate our capital expenditure priorities will be focused principally on expanding from our existing Missouri/Arkansas base by building additional regional rings that adjoin existing rings and those that initiate new rings in areas in which strong carrier interest has been expressed. We anticipate that our existing financial resources will be adequate to fund the above mentioned priorities and our existing capital commitments, principally payments required under existing preliminary and definitive IRU and short-term lease agreements, totaling $50.9 million which are payable in varying installments over the period through December 31, 1999. In addition, we have a commitment at June 30, 1999 for eight telecommunications switches totaling $15 million which is cancelable upon the payment of a cancellation fee of $42,000 for each of the remaining unpurchased switches. We also may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions. These activities could require significant additional capital not included in the foregoing estimated capital requirements.

     As of June 30, 1999, we had $132.2 million of cash and cash equivalents. Such amount is expected to provide sufficient liquidity to meet our operating and capital requirements through the next twelve months. Subsequent to such date, our operating and capital requirements are expected to be funded, in large part, out of additional debt or equity financing, advance payments under IRUs and wholesale network capacity agreements, and available cash flow from operations, if any. We are exploring the possibility of an additional high yield debt offering, a commercial credit facility and equity sales, but have no specific plans at this time. We are in various stages of discussions with potential customers for IRUs and wholesale network capacity agreements. There can be no assurance, however, that we will continue to obtain advance payments from customers prior to commencing construction of, or obtaining IRUs for, planned routes, that it will be able to obtain financing under any credit facility or that other sources of capital will be available on a timely basis or on terms that are acceptable to us and within the restrictions under our existing financing arrangements, or at all. If we fail to obtain the capital required to complete our network, we could modify, defer or abandon plans to build or acquire certain portions of our network. The failure by us, however, to raise the substantial capital required to complete our network could have a material adverse effect on us. The actual amount and timing of our capital requirements may differ materially from those estimates depending on demand for our services, and our ability to implement our current business strategy as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in the telecommunications industry.

    Subject to the Indenture provisions that limit restrictions on the ability of any of our Restricted Subsidiaries to pay dividends and make other payments to us, future debt instruments of Digital Teleport may impose significant restrictions that may affect, among other things, the ability of Digital Teleport to pay dividends or make loans, advances or other distributions to us. The ability of Digital Teleport to pay dividends and make other distributions also will be subject to, among other things, applicable state laws and regulations. Although the Senior Discount Notes do not require cash interest payments until September 1, 2003, at such time the Senior Discount Notes will require annual cash interest payments of $63.3 million. In addition, the Senior Discount Notes mature on March 1, 2008. We currently expect that the earnings and cash flow, if any, of Digital Teleport will be retained and used by such subsidiary in its operations, including servicing its own debt obligations. We do not anticipate that we will receive any material distributions from Digital Teleport prior to September 1, 2003. Even if we determined to pay a dividend on or make a distribution in respect of the capital stock of Digital Teleport, there can be no assurance that Digital Teleport will generate sufficient cash flow to pay such a dividend or distribute such funds to us or that applicable state law and contractual restrictions, including negative covenants contained in any future debt instruments of Digital Teleport, will permit such dividends or distributions. The failure of Digital Teleport to pay, or to generate sufficient earnings or cash flow to distribute, any cash dividends or make any loans, advances or other payments of funds to us would have a material adverse effect on our ability to meet our obligations on the Senior Discount Notes. Further, there can be no assurance that we will have available, or will be able to acquire from alternative sources of financing, funds sufficient to repurchase the Senior Discount Notes, which would be required under the terms of the Senior Discount Notes, in the event of a Change of Control, as defined.

                                    Inflation

    We do not believe that inflation has had a significant impact on our consolidated results of operations.

                              Year 2000 Compliance

    While we believe that our existing systems and software applications are Year 2000 compliant, there can be no assurance until the year 2000 that all of our systems and software applications then in place will function adequately. The failure of our systems or software applications to accommodate the Year 2000 could have a material adverse effect on our business, financial condition and results of operations and our ability to meet our obligations on the Senior Discount Notes. Further, if the systems or software applications of telecommunications equipment suppliers, ILECs, IXCs or others on whose services or products we depend or with whom our systems must interface are not Year 2000 compliant, it could have a material adverse effect on our business, financial condition and results of operations and our ability to meet our obligations on the Senior Discount Notes. We intend to continue to monitor the performance of our accounting, information and processing systems and software applications and those of our third-party constituents to identify and resolve any Year 2000 issues. To the extent necessary, we may need to replace, upgrade or reprogram certain systems to ensure that all interfacing applications will be Year 2000 compliant when operating jointly. Based on current information, we do not expect that the costs of such replacements, upgrades and reprogramming will be material to our business, financial condition or results of operations. Most major domestic carriers have announced that they have achieved Year 2000 compliance for their networks and support systems; however, other domestic and international carriers and other third-party constituents may not be Year 2000 compliant, and failures on their networks and systems could adversely affect the operation of our networks and support systems and have a material adverse effect on our business, financial condition and results of operations. We have not developed a contingency plan with respect to the failure of our systems or the systems of our suppliers or other carriers to achieve Year 2000 compliance.

                            New Accounting Standards

     During 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FASB Interpretation 43, Real-estate Sales, an interpretation of FASB 66 which specifies the accounting for IRUs. The Company is continuing to evaluate the effect of these statements which are effective for fiscal years 2002 and 2000, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         None.

Item 8. Financial Statements and Supplementary Data

     Reference is made to the Index to Consolidated Financial Statements on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Company

     The following table sets forth certain information concerning directors and executive officers of the Company as of June 30, 1999.

                     Directors and Executive Officers Table

 Name                      Age   Position(s) with the Company
--------------------------------------------------------------------------------
Richard D. Weinstein (1)   47    President, Chief Executive Officer and
                                 Secretary; Director
Gary W. Douglass           48    Senior Vice President, Finance and
                                 Administration and Chief Financial Officer
H.P. Scott                 61    Senior Vice President
Jerry W. Murphy            41    President - DTI Network Services and Chief
                                 Technology Officer
Daniel A. Davis            33    Vice President and General Counsel
Ronald G. Wasson (1)       54    Director
Bernard J. Beaudoin        59    Director
Richard S. Brownlee, III   53    Director
Kenneth V. Hager           48    Director
-------------------------
(1) Member of Compensation Committee

                 Background of Directors and Executive Officers

     Richard D. Weinstein has been our President, Chief Executive Officer and Secretary since we commenced operations. He founded DTI in 1989. Prior to 1989, Mr. Weinstein owned and managed Digital Teleresources, Inc., a firm that consulted, designed, engineered and installed telecommunications systems. That company focused on providing private microwave networks for ILEC bypass purposes to Fortune 500 companies such as General Dynamics, May Department Stores and Boatmen's Bancshares (now Bank of America), as well as various cellular and health care firms. In this capacity, Mr. Weinstein worked closely with SBC Communications, Inc.'s deregulated marketing subsidiary. Prior to 1984, Mr. Weinstein's consulting efforts were focused on early wireless services, particularly paging and mobile telephone providers and end-users. Mr. Weinstein also owned and operated a distributor of Motorola microwave equipment from 1986 to 1991.

     Gary  W.   Douglass   became  our  Senior  Vice   President,   Finance  and
Administration and Chief Financial Officer, in July 1998. From March 1995 to December 1997, Mr. Douglass was Executive Vice President and Chief Financial Officer of Roosevelt Financial Group, Inc., a publicly held banking corporation that merged with Mercantile Bancorporation Inc. in July 1997. Prior to joining Roosevelt Financial, Mr. Douglass was a partner with Deloitte & Touche LLP, where he was in charge of the accounting and auditing function and financial institution practice of the firm's St. Louis office.

     H.P. Scott joined us in May 1998 as Senior Vice President. From May 1997 to May 1998, Mr. Scott was Vice President of Business Development of IXC Communications of Austin, Texas. From May 1996 to May 1997, Mr. Scott was Vice President of Engineering and Construction of IXC Communications, from January 1994 to October 1995, Mr. Scott was Vice President of Engineering and Construction with MCImetro Access Transmission Services, Inc. ("MCImetro"), a wholly-owned subsidiary of MCI. From January 1990 to January 1994, Mr. Scott was President of Western Union ATS, a wholly-owned subsidiary of MCI. Prior to 1990, Mr. Scott had spent over 11 years in positions of senior responsibility for the design and construction of MCI's coast-to-coast fiber optic telecommunications networks. Prior to joining MCI, Mr. Scott spent 20 years with Collins Radio and Microwave Associates.

     Jerry W. Murphy our President - DTI Network Services and Chief Technology Officer, joined us in June 1998. From October 1996 to December 1997, Mr. Murphy was the Director of Construction Support of MCImetro. Mr. Murphy was MCImetro's

Director of Engineering and Construction from January 1994 to October 1996, and was Vice President of Engineering and Construction of Advanced Transmissions Systems, Inc., a wholly-owned subsidiary of MCI, from January 1990 to January 1995. Prior to such time, Mr. Murphy spent over 10 years with MCI in various engineering, network implementation and network operations positions.

     Daniel A. Davis our Vice President and General Counsel, joined us in June 1998 from the law firm of Bryan Cave LLP, our primary outside counsel. At Bryan Cave, Mr. Davis practiced in the corporate transactions and corporate finance groups, representing primarily telecommunications and other technology based companies. Mr. Davis specialized in mergers and acquisitions, public offerings, financings and federal securities law. Mr. Davis received a B.A. from the University of Illinois and a J.D. from St. Louis University School of Law, cum laude.

     Ronald G. Wasson has been one of our directors since March 1997. He is currently President and Director of KLT. He is also President of KLT Telecom Inc., and serves as director of KLT Energy Services, all of which are wholly-owned subsidiaries of KLT Inc. Mr. Wasson joined KCP&L in 1966 as Power Sales Engineer and held various positions in marketing, engineering, corporate planning and economic controls until 1977. After working briefly for R.W. Beck and Associates as a Principal Engineer, he rejoined KCP&L in 1979 in the Operational Analysis and Development Department as a Management Analyst. In 1980, he was appointed Manager of Fossil Fuels, became Vice President of Purchasing in 1983, Vice President of Administrative Services in 1986 and Senior Vice President of Administration and Technical Services in 1991. Effective January 1995, he transferred to KLT as Executive Vice President until he was named to his current position as President in November 1996. Mr. Wasson also serves on the Board of Directors of Junior Achievement of Mid-America and the Board of Governors for the American Royal Association in Kansas City, Missouri.

     Bernard J. Beaudoin has been one of our directors since October 1997. He is currently the President of KCP&L. KLT is an indirect wholly-owned subsidiary of KCP&L. Mr. Beaudoin joined KCP&L in 1980 as Manager of Corporate Planning. Previously he was with New England Electric System, where he was Director of Economic Planning. At KCP&L, he was named director of Corporate Planning and Finance in 1983 and promoted to Vice President of Finance in 1984. He became Chief Financial Officer in 1989, Senior Vice President in 1991 and Senior Vice President -- Finance and Business Development in 1994. Effective January 1995, he transferred to full-time KLT employment as President. He was named Executive Vice President & CFO of KCP&L in November 1996 and then elected President and Member of the Board of Directors of KCP&L in January 1999. Mr. Beaudoin also serves as Chairman of the Board of Directors of Carondelet Health, a holding company for a variety of health provider services.

     Richard S. Brownlee, III has been one of our directors since December 1998. Mr. Brownlee is currently a partner at Hendren and Andrae, LLC whose practice is primarily devoted to matters dealing with governmental, civil and environmental litigation. He has a regular administrative practice before the State of Missouri Public Service Commission, Department of Insurance and Department of Natural Resources. In addition, he has served as principal counsel in the certification process of over 50 interexchange carriers and currently services as counsel on certain regulatory matters of the Company. He also serves as Missouri counsel for the Williams Companies of Tulsa, Oklahoma.

     Kenneth V. Hager has been one of our directors since November 1997. Mr. Hager has been employed by DST Systems, Inc. since 1988 and is currently its Vice President, Chief Financial Officer and Treasurer. DST Systems, Inc. is a provider of information processing and computer software services and products, primarily to mutual funds, insurance companies, banks and other financial services organizations. Since 1980, Mr. Hager has been a member of the Board of Directors of the American Cancer Society -- Kansas City Unit, and is the current Chairman of the Society's Metropolitan Kansas City Coordinating Council. Mr. Hager also serves on the Board of Directors of the Greater Kansas City Sports Commission and is a member of the Accounting and Information Systems Advisory Council for the University of Kansas School of Business.

                                     General

     Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the directors and executive officers of our Company.

     The Board of Directors has a Compensation Committee comprised of Messrs. Wasson (Chairman) and Weinstein.

     A Shareholders' Agreement among ourselves, Mr. Weinstein and KLT (as amended, the "Shareholders' Agreement"), provides for a Board of Directors consisting of six directors, at least two of whom must not be affiliated with either the Company or KLT. Pursuant to the Shareholders' Agreement, Mr.
Weinstein and KLT will each have the right to designate three directors. The current directors have been elected to serve until the expiration of the term to which they have been elected and until their respective successors are elected and qualified or until the earlier of their death, resignation or removal.

     Pursuant to the Shareholders' Agreement, Messrs. Hager and Brownlee, as directors who are not affiliates (as defined in the Shareholders' Agreement and as set forth in the Glossary included as Annex A hereto) of either Mr. Weinstein, ourselves or KLT are paid a $20,000 annual retainer fee payable in quarterly installments. All directors are reimbursed for expenses incurred in connection with attending Board and committee meetings. We have also granted options to purchase 150,000 shares under the Plan to each of Messrs. Hager and Brownlee, our non-affiliated directors.

Item 11.  Executive Compensation

     The following table sets forth all compensation awarded, earned or paid during the last three fiscal years to our: (i) Chief Executive Officer and (ii) the four most highly compensated executive officers in fiscal 1999 other than the Chief Executive Officer, (collectively, the "Named Executive Officers").

                           Summary Compensation Table


                                                                                  Long-term Compensation
                                                                   Other Annual   Restricted     Securities     All Other
        Name and                           Annual Compensation     Compensation      Stock       Underlying   Compensation
   Principal Position               Year   Salary($)   Bonus($)         ($)        Awards($)     Options(#)       ($)
------------------------           ------- ---------   --------   -------------    ---------   ----------------------

Richard D. Weinstein,               1999    $150,000         --          --            --             --      $ 85,098 (1)
  President, Chief Executive        1998     150,000         --          --            --             --        83,234 (1)
  Officer and Secretary             1997      69,231         --          --            --             --        49,897

H.P. Scott, Senior Vice             1999     168,350         --          --            --             --       169,600 (2)
  President                         1998      28,000   $100,000          --            --             --            --
                                    1997          --         --          --            --             --            --

Gary W. Douglass, Senior            1999     192,308     66,667          --       $200,000 (3)   200,000 (4)        --
  VP, Finance and                   1998          --         --          --            --             --            --
  Administration and Chief          1997          --         --          --            --             --            --
  Financial Officer

Jerry W. Murphy, President - DTI    1999     170,385     83,333          --            --        300,000 (5)    12,297 (7)
 Network Services and               1998       5,538         --          --            --             --            --
 Chief Technology Officer (6)       1997          --         --          --            --             --            --


Daniel A. Davis, Vice President     1999     127,308     45,000          --            --        150,000 (5)        --
  and General Counsel (6)           1998      23,846         --          --            --             --            --
                                    1997          --         --          --            --             --            --
   ------------

(1) Amount represents rent paid for our POP and switch facility site in St. Louis and other fringe benefits.
(2) Amount reflects payment of sales awards in accordance with Mr. Scott's consulting agreement.
(3) Represents the dollar value (net of consideration to be paid by Mr. Douglass) for 200,000 shares of restricted stock, which represents the aggregate value and number of shares of restricted stock held by Mr. Douglass. The shares vest in an amount of one-third each year on the three anniversary dates of grant, beginning on July 9, 1999. Mr. Douglass will receive a tax gross-up for taxes due related to this restricted stock at the time Mr. Douglass incurs the tax.
(4) Shares of common stock underlying stock options awarded under the Stock Option Plan. Mr. Douglass also has a put feature that will allow him to put these shares to us at a price of $12.16 per share. Additionally, Mr. Douglass will receive a tax gross-up for taxes due related to this award.
(5) Shares of common stock underlying stock options awarded under the Stock Option Plan.
(6) In August 1999 Mr. Murphy was promoted from Vice President Network Operations to President - DTI Network Services and Chief Technology Officer and Mr. Davis was promoted from Vice President Legal - Corporate to Vice President and General Counsel.
(7)  Represents reimbursed relocation expenses.

                     Options/SAR Grants in Last Fiscal Year

         The following table provides information on stock option grants to the five most highly compensated officers in 1999 under the Stock Option Plan.

                                      Number of       % of Total
                                     Securities         Options       Exercise or
                                     Underlying       Granted to         Base                      Grant Date
                                     Options           Employees    Price ($/Sh.)   Expiration       Present
  Name                               Granted (#)    In Fiscal Year   Options (#)       Date       Value ($) (2)
  ----                               -----------    --------------  ------------    ----------    -------------

  Richard D. Weinstein.........           --              --              --           --               --
  H.P. Scott...................           --              --              --           --               --
  Gary W. Douglass (3).........      200,000 (1)          13.6%         $6.66         7-9-08        $1,049,085
  Jerry W. Murphy..............      300,000 (1)          20.3           6.66         6-8-08         1,574,228
  Daniel A. Davis..............      150,000 (1)          10.2           6.66        6-10-08           787,113


1. All of these options vest in an amount of one-third each year on the three anniversary dates of grant through calendar year 2001.
2. The present value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield 0%, expected volatility of .678, and risk-free interest rate of 5.6% and expected life of ten years.
3. Mr. Douglass has the right to put his exercisable options to the Company at their fair market value, as determined in accordance with his employment agreement.

                      Employment and Consulting Agreements

Weinstein Employment Agreement

     As a condition of the KLT Investment, we and Mr. Weinstein entered into an employment agreement (the "Weinstein Employment Agreement"), which provides that Mr. Weinstein will serve as our President and Chief Executive Officer and in such other capacities as the Board may determine through January 1, 2000. For the duration of the lease of our POP and switch facility site in St. Louis entered into as of December 31, 1996 by and among Mr. Weinstein, his wife and us (as amended, the "Lease Agreement"), Mr. Weinstein will be compensated at the rate of $150,000 per year (which is in addition to payments made to Mr.
Weinstein under the Lease Agreement), and $200,000 per year after the termination of such Lease Agreement, in addition to group health or other benefits generally provided to our other employees. The Weinstein Employment Agreement may be terminated in connection with the disability of Mr. Weinstein, for "cause" as defined therein or by either party upon 90 days prior written notice; provided that if the Weinstein Employment Agreement is terminated by us upon 90 days notice to Mr. Weinstein, Mr. Weinstein shall thereafter receive his annual base salary for the remainder of the employment period (but none of our paid medical or other benefits), offset by any compensation received by Mr. Weinstein if and when he obtains subsequent employment. During its term and for two years thereafter, the Weinstein Employment Agreement restricts the ability of Mr. Weinstein to compete with us as an employee of or investor in another company in a 14-state region in the Midwest. The Weinstein Employment Agreement also imposes on Mr. Weinstein certain non-solicitation restrictions with respect to Company employees, customers and clients. The Lease Agreement has been extended by mutual agreement of the parties thereto, and will terminate on December 31, 1999.

Douglass Employment Agreement

     In July 1998, Digital Teleport and Mr. Douglass entered into an employment agreement (the "Douglass Agreement"), which provides that Mr. Douglass will serve in a full-time capacity as Senior Vice President, Finance and Administration and Chief Financial Officer, of both Digital Teleport and ourselves for a term of three years for a minimum base compensation of $200,000 per year, in addition to group health or other benefits generally provided to other Digital Teleport employees. Moreover, Mr. Douglass is eligible for discretionary incentive compensation of up to one-third of his annual base compensation each year.

     In addition to his cash compensation, we are obligated to grant Mr. Douglass (i) 200,000 shares of restricted shares of our Common Stock (which restricted stock will not carry voting rights and will vest in equal portions for each of the three years of the term of the Douglass Agreement, subject to certain acceleration events) and (ii) nonqualified options to purchase 200,000 shares of our Common Stock at $6.66 per share. We have a right to call the vested restricted nonvoting shares in the event that Mr. Douglass is no longer employed by us for any reason at a price equal to the greater of $1.00 per share or our per share book value; provided that such call right lapses upon a "Change of Control" (as defined in the Douglass Agreement) or the consummation of an initial public offering of our Common Stock. In the event that Mr. Douglass is terminated for any reason other than for cause at any time following a Change of Control, Mr. Douglass may put his shares to us at fair market value (determined in accordance with the Douglass Agreement); provided that such put right terminates upon consummation of an initial public offering of our Common Stock. We have agreed to make a three-year loan at the applicable minimum federal interest rate to Mr. Douglass to enable him to pay tax on income recognized as a result of the restricted stock grants. This loan will be forgiven upon the earliest of the expiration of the three year period, Mr. Douglass' termination without cause or a Change in Control, and we will pay Mr. Douglass additional cash in an amount sufficient to pay federal and state income taxes on the ordinary income recognized as a result of such loan forgiveness.

     The options include a put right similar to that attendant to the restricted nonvoting shares, except that the price that we must pay is equal to fair market value reduced by the exercise price and further that "fair market value" for such purpose is no less than $12.16 per share. The stock option put right terminates upon consummation of an initial public offering of our Common Stock; provided that the option put right does not terminate unless our Common Stock is listed on a national stock exchange or on the NASDAQ National Market and has an average closing price of at least $12.16 for the 90 day period prior to the expiration of such lock-up period. In order to allow Mr. Douglass to meet his tax obligations arising from the option grants, we have agreed to pay him cash in such amounts as are sufficient to pay federal and state income taxes on the ordinary income (up to a maximum of $1.1 million of ordinary income) required to be recognized in the event of any exercise of such options.

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

Scott Consulting Agreement

     In April 1999, the Company and Mr. H.P. Scott entered into a new consulting agreement (the "Scott Agreement"), which provides that Mr. Scott will serve as a Senior Vice President of the Company for a term of one year, providing such consulting services as the Company requests, in the areas of carrier's carrier sales, fiber swaps and any other services as mutually agreed. For the duration of the Scott Agreement, Mr. Scott will be compensated at a rate of $5,000 per month for such consulting services, and currently Mr. Scott spends approximately 5 days per month providing such services.

     Mr. Scott also will receive, with respect to sales which were substantially negotiated during the consulting term and with which Mr. Scott was substantively involved, a commission equal to the following: (i) 1% of any cash payments received for sales of dark fiber or conduit to telecommunications companies, which payments are within five (5) years of the completion of the term of the Scott Agreement (ii) $200 per route mile of dark fiber or conduit received by the Company pursuant to a swap for dark fiber or conduit owned by the Company;
(iii) 1% of any cash payments received by the Company from sales of lighted bandwidth capacity at a rate of DS-3 or above to telecommunications companies, which payments are within five (5) years of the completion of such term; and
(iv) 1% of the value of any bandwidth received by the Company in exchange for bandwidth capacity at a rate of DS-3 or above of the Company, which commission shall be paid for up to five years following the completion of such term, reduced on a pro rata basis by any cash paid by the Company pursuant to such exchange. Mr. Scott may elect, in his sole discretion, to receive up to 50% of any such commission in the form of Common Stock at fair market value. Additionally, Mr. Scott is eligible for reimbursement of certain expenses.

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

Murphy Employment Agreement

     In November 1998, Digital Teleport and Mr. Murphy entered into an employment agreement (the "Murphy Agreement"), which provides that Mr. Murphy will serve in a full-time capacity as President - DTI Network Services and Chief Technology Officer, of Digital Teleport for a term of three years for a minimum base compensation of $180,000 per year, in addition to group health or other benefits generally provided to other Digital Teleport employees. Moreover, Mr. Murphy is eligible for discretionary incentive compensation of up to one-third of his annual base compensation each year. In addition to his cash compensation, we granted Mr. Murphy nonqualified options to purchase 300,000 shares of our Common Stock at $6.66 per share.

     The Murphy Agreement restricts the ability of Mr. Murphy to compete with Digital Teleport during the term thereof and for up to one year thereafter as a principal, employee, partner, consultant, agent or otherwise in any region in which Digital Teleport does business at such time. The Murphy Agreement also imposes on Mr. Murphy certain confidentiality obligations and proprietary and non-solicitation restrictions with respect to Digital Teleport employees, customers and clients.

Davis Employment Agreement

     In June 1998, Digital Teleport and Mr. Davis entered into an employment agreement (the "Davis Agreement"), which provides that Mr. Davis will serve in a full-time capacity as Vice President and General Counsel of Digital Teleport for a term of three years for a minimum base compensation of $140,000 per year, in addition to group health or other benefits generally provided to other Digital Teleport employees. Moreover, Mr. Davis is eligible for discretionary incentive compensation of up to one-third of his annual base compensation each year. In addition to his cash compensation, we granted Mr. Davis nonqualified options to purchase 150,000 shares of our Common Stock at $6.66 per share.

     The Davis Agreement restricts the ability of Mr. Davis to compete with Digital Teleport during the term thereof and for up to one year thereafter as a principal, employee, partner, consultant, agent or otherwise in any region in which Digital Teleport does business at such time, provided that Mr. Davis is not restricted from any activitiy in the practice of law or any business activities incident thereto. The Davis Agreement also imposes on Mr. Davis certain confidentiality obligations and proprietary and non-solicitation restrictions with respect to Digital Teleport employees, customers and clients.


                              Incentive Award Plan

     Our 1997 Long-Term Incentive Award Plan (the "Plan") was adopted by our Board of Directors in December 1997. A total of 3,000,000 shares of our Common Stock has been reserved for issuance under the Plan. We have granted or are obligated to grant options to purchase an aggregate of 1,325,000 shares of Common Stock to certain of our key employees at an exercise price equal to the fair market value of the Common Stock on the applicable date of grant. We have also granted options to purchase 150,000 shares of Common Stock to each of our non-affiliated directors (i.e., Messrs. Hager and Brownlee) at an exercise price equal to the fair market value of the Common Stock on the date of grant. We are also obligated to issue 200,000 shares of restricted stock to an employee under the Plan. No other options or other awards are outstanding under the Plan. The Plan will terminate in December 2007, unless sooner terminated by the Board of Directors.

     The Plan provides for grants of "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to employees (including employee directors) and grants of nonqualified options to employees and directors. The Plan also allows for the grant of stock appreciation rights, restricted shares and performance shares to employees. The Plan is administered by a committee designated by the Board of Directors. Messrs. Wasson and Weinstein comprise the current committee. The exercise price of incentive stock options granted under the Plan must not be less than the fair market value of the Common Stock on the date of grant. With respect to any optionee who owns stock representing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive stock option must be equal to at least 110% of the fair market value of the Common Stock on the date of grant, and the term of the option must not exceed five years. The terms of all other options may not exceed ten years. To the extent that the aggregate fair market value of Common Stock (determined as of the date of the option grant) for options which would otherwise be incentive stock options may for the first time become exercisable by any individual in any calendar year exceeds $100,000, such options shall be nonqualified stock options.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the outstanding Common Stock of DTI as of June 30, 1999 by each person or entity who is known by us to beneficially own 5% or more of the Common Stock, which includes our President and Chief Executive Officer, each of our directors and all of our directors and executive officers as a group.

                                       Number Of Shares       Percent Of
                                          Beneficially       Common Stock
Name Of Beneficial Owner                     Owned           Outstanding (a)
--------------------------------       ----------------     ----------------
Richard D. Weinstein...........           30,000,000               50%
8112 Maryland Avenue, 4th Floor
St. Louis, Missouri 63105

KLT Telecom Inc.(b).............          30,000,000               50%
1201 Walnut Avenue
Kansas City, Missouri 64141

Ronald G. Wasson(b).............          30,000,000               50%
Bernard J. Beaudoin(b)..........          30,000,000               50%
Richard S. Brownlee, III........                  --               --
Kenneth V. Hager................                  --               --
                                          ----------              ----
Directors and executive officers
   as a group (7 persons)                 60,000,000              100%
                                          ==========              ====
-------------------------
(a) Reflects Common Stock outstanding after giving effect to the conversion of all outstanding shares of the Series A Preferred Stock into Common Stock. KLT owns 30,000 shares of the Series A Preferred Stock, which constitutes 100% of such stock. Each such share of Series A Preferred Stock is convertible into 1,000 shares of Common Stock of the Company.

(b) All of the shares shown as owned by each of Messrs. Wasson and Beaudoin are the shares of Series A Preferred Stock owned by KLT Telecom Inc. KLT Telecom Inc. is a wholly-owned subsidiary of KLT Inc. (together "KLT"), a wholly-owned subsidiary of KCP&L. Mr. Wasson is the President of KLT. Mr. Beaudoin is the President of KCP&L. Each of Messrs. Wasson and Beaudoin disclaims beneficial ownership of such shares held by KLT.

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

Item 13.  Certain Relationships and Related Transactions

     On December 31, 1996, Mr. Weinstein, Mr. Weinstein's wife and we formalized a lease with respect to our POP and switch facility site in St. Louis (the "Lease Agreement"). The lease pertains to 10,000 of the 14,400 square feet available in such building and provides for monthly lease payments of $6,250, terminating on December 31, 1999. The Company believes that the terms of the current Lease Agreement are comparable to those that would be available to an unaffiliated entity on the basis of an arm's-length negotiation. The Shareholders' Agreement also requires that if Mr. Weinstein proposes to build or obtain ownership of a new building to house these operations, Mr. Weinstein will first offer to us the opportunity to build or own such building. If we decline to exercise this right, then the rent we would pay for occupying such building would be 80% of the market-appraised rate for such space.

     Effective July 1996, we formed a joint venture with KLT to develop, construct and operate a network in the Kansas City metropolitan area, using in part the electrical duct system and certain other real estate owned by KCP&L and licensed to the joint venture. In March 1997, KLT became a strategic investor in DTI when it entered into an agreement with DTI (the "KLT Agreement") pursuant to which KLT committed to make an equity investment of up to $45.0 million in preferred stock of the Company. On March 12, 1997, pursuant to the KLT Agreement, the Company issued 15,100 shares of Series A Preferred Stock to KLT in exchange for the retirement of the then-outstanding indebtedness of the Company to KLT, KLT's interest in the joint venture and cash, which consideration was valued in the aggregate at approximately $21.9 million, net of transactions costs. In June 1997, DTI issued an additional 3,400 shares of Series A Preferred Stock to KLT for a cash payment of $5.1 million. In September and October 1997, DTI issued the remaining 11,500 shares of Series A Preferred Stock to KLT for aggregate cash payments of approximately $17.3 million. See
Note 5 of the notes to the consolidated financial statements. Each share of Series A Preferred Stock of the Company is entitled to the number of votes equal to the number of shares into which such share of Series A Preferred Stock is convertible with respect to any and all matters presented to the stockholders of the Company for their action or consideration. Except for any amendments affecting the rights and obligations of holders of Series A Preferred Stock, with respect to which such holders vote separately as a class, or as otherwise provided by law, holders of Series A Preferred Stock vote together with the holders of the Common Stock as a single class. Pursuant to the KLT Agreement, KLT has the right of first offer concerning energy services rights and contracts involving DTI. In connection with the issuance of the Series A Preferred Stock, Mr. Weinstein had guaranteed to KLT the performance by the Company of its obligations under the KLT Agreement, including without limitation, representations and warranties under such agreement. Mr. Weinstein had pledged his Common Stock to secure such guarantee. Such obligations to KLT were subordinated to Mr. Weinstein's obligations to hold the Company and KLT harmless for any losses resulting from judgments and awards rendered against Digital Teleport or the Company in the matter of Alfred H. Frank v. Richard D. Weinstein and Digital Teleport, Inc. See Item 3 "Legal Proceedings." Mr. Weinstein had pledged his shares of Common Stock to KLT, which had agreed to reimburse the Company and Digital Teleport for losses incurred by them in connection with the Frank litigation to the extent of any proceeds KLT receives from Weinstein pursuant to such pledge, less KLT's costs in pursuing such claim against Weinstein. KLT had also agreed to bear one-half of any such losses. As a result of the settlement of the Frank litigation in June 1999 the guaranty and stock pledge agreements were terminated. A new loan and security agreement was entered into in June 1999 with Mr. Weinstein for $1,450,000 which is collateralized by 1,500,000 shares of Mr. Weinstein's common stock in the Company.

                                     PART IV

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

                                     DTI HOLDINGS, INC.



                                     BY:  /S/ GARY W. DOUGLASS
                                              Gary W. Douglass
                                              Senior Vice President, Finance and
                                              Administration and Chief Financial
                                              Officer (principal  financial  and
                                              accounting officer)
September 24, 1999

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                                          Date

/S/ RICHARD D. WEINSTEIN       President, Chief Executive Officer,     September 24, 1999
Richard D. Weinstein           Secretary and Director (Principal
                               Executive Officer)

/S/ GARY W. DOUGLASS           Senior Vice President, Finance and      September 24, 1999
Gary W. Douglass               Administration and Chief Financial
                               Officer (Principal Financial and
                               Accounting Officer)

/S/ RONALD G. WASSON           Director                                September 24, 1999
Ronald G. Wasson

/S/ BERNARD J. BEAUDOIN        Director                                September 24, 1999
Bernard J. Beaudoin


/S/ RICHARD S. BROWNLEE, III   Director                                September 24, 1999
Richard S. Brownlee, III

/S/ KENNETH V. HAGER           Director                                September 24, 1999
Kenneth V. Hager


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DTI HOLDINGS, INC. AND SUBSIDIARIES
AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
Independent Auditors' Report.............................................    F-2
Consolidated Balance Sheets as of June 30, 1998 and 1999.................    F-3
Consolidated Statements of Operations for the years  ended June 30, 1997,
  1998 and 1999..........................................................    F-4
Consolidated Statements of Stockholders' Equity  (Deficit) for the  years
  ended June 30, 1997, 1998 and 1999.....................................    F-5
Consolidated Statements of Cash Flows for the years ended  June 30, 1997,
  1998 and 1999..........................................................    F-6
Notes to Consolidated Financial Statements...............................    F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of DTI Holdings, Inc.:

    We have audited the accompanying consolidated balance sheets of DTI Holdings, Inc., and subsidiaries (the "Company") as of June 30, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1998 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

                                                /s/       DELOITTE & TOUCHE, LLP


St. Louis, Missouri
August 12, 1999


DTI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND 1999

                                                                                           1998               1999
                                                                                       -------------      ------------

Assets
Current assets:
  Cash and cash equivalents...................................................         $251,057,274       $132,175,829
  Accounts receivable, less allowance for doubtful accounts of $139,625
       in 1999 (Note 13)......................................................              501,612            261,372
  Prepaid and other current assets............................................               69,635            294,688
                                                                                       ------------       ------------
       Total current assets...................................................          251,628,521        132,731,889
Network and equipment, net (Note 3)...........................................           77,771,527        213,469,187
Deferred financing costs, net (Note 4)........................................           10,028,558          8,895,865
Prepaid fiber usage rights and fees...........................................                   --          5,273,347
Deferred tax asset (Note 9)...................................................            3,234,331          3,234,331
Other assets..................................................................              202,223            156,271
                                                                                       ------------       ------------
       Total..................................................................         $342,865,160       $363,760,890
                                                                                       ============       ============

Liabilities and stockholders' equity Current liabilities:
  Accounts payable............................................................         $  4,722,418       $  9,561,973
  Vendor financing (Note 4)...................................................                   --          2,298,946
  Taxes payable...............................................................            1,830,668          3,140,681
  Other current liabilities...................................................               83,605          1,227,344
                                                                                        -----------       ------------
       Total current liabilities..............................................            6,636,691         16,228,944
Senior discount notes, net of unamortized underwriter's discount of $9,465,882
       and $7,924,244 in 1998 and 1999, respectively (Note 4).................          277,455,859        314,677,178
Deferred revenues (Note 7)....................................................           16,814,488         22,270,006
Vendor financing (Note 4).....................................................                   --          2,298,946
Other liabilities.............................................................                   --            366,671
                                                                                        -----------       ------------
       Total liabilities......................................................          300,907,038        355,841,745
                                                                                        -----------       ------------

Commitments and contingencies (Notes 10, 11 and 12)

Stockholders' equity:
  Preferred stock, $.01 par value, 20,000,000 shares authorized, no
     shares issued and outstanding............................................                   --                 --
  Convertible series A preferred stock, $.01 par value, (aggregate liquidation preference of $45,000,000) 30,000 shares authorized,
     issued and outstanding (Notes 5 and 8)...................................                  300                300
  Common stock, $.01 par value, 100,000,000 shares authorized,
     30,000,000 shares issued and outstanding (Note 6)........................              300,000            300,000
  Additional paid-in capital (Note 5).........................................           44,013,063         44,213,063
  Common stock warrants (Notes 4 and 6).......................................           10,421,336         10,421,336
  Loan to stockholder (Note 12)...............................................                   --         (1,450,000)
  Unearned compensation.......................................................                   --            (72,730)
  Accumulated deficit.........................................................          (12,776,577)       (45,492,824)
                                                                                       -------------      -------------
           Total stockholders' equity.........................................           41,958,122          7,919,145
                                                                                       ------------       ------------
Total.........................................................................         $342,865,160       $363,760,890
                                                                                       ============       ============

See notes to consolidated financial statements.


DTI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1997, 1998 AND 1999

                                                                 1997             1998               1999
                                                            --------------   ------------       ----------
  REVENUES:
  Telecommunications services:
    Carrier's carrier services.........................       $  807,347     $  3,075,527       $  6,783,571
    End-user services..................................          515,637          467,244            425,812
                                                              ----------     ------------       ------------
                                                               1,322,984        3,542,771          7,209,383
  Other services.......................................          711,006               --                 --
                                                              ----------     ------------       ------------
       Total revenues..................................        2,033,990        3,542,771          7,209,383
                                                              ----------     ------------       ------------

  OPERATING EXPENSES:
    Telecommunications services........................        1,097,190        2,294,181          6,307,678
    Other services.....................................          364,495               --                 --
    Selling, general and administrative................          868,809        3,668,540          5,744,417
    Depreciation and amortization......................          757,173        2,030,789          4,653,536
                                                              ----------     ------------       ------------
       Total operating expenses........................        3,087,667        7,993,510         16,705,631
                                                              ----------     ------------       ------------
       Loss from operations............................       (1,053,677)      (4,450,739)        (9,496,248)

  OTHER INCOME (EXPENSES):
    Interest income....................................          101,914        5,063,655         10,724,139
    Interest expense...................................         (152,937)     (12,055,428)       (31,494,138)
    Litigation settlement (Note 12)....................                --              --         (1,450,000)
    Loan commitment fees (Note 6)......................         (784,500)              --                 --
    Equity in earnings of joint venture (Note 8).......           37,436               --                 --
                                                              ----------     ------------       ------------
       Loss before income tax benefit..................       (1,851,764)     (11,442,512)       (31,716,247)

  INCOME TAX BENEFIT/(PROVISON) (Note 9)...............        1,214,331        2,020,000         (1,000,000)
                                                              ----------    -------------       -------------

  NET LOSS.............................................       $ (637,433)    $ (9,422,512)      $(32,716,247)
                                                              ==========     ============       ============

See notes to consolidated financial statements.


DTI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED JUNE 30, 1997, 1998 AND 1999

                                                                                  1997               1998            1999
---------------------------------------------------------------------        ----------------    ------------    ------------
Preferred stock:
Balance at beginning of year                                                 $        --         $        --     $        --
---------------------------------------------------------------------        ------------        ------------    ------------
Balance at end of year                                                                --                  --              --
---------------------------------------------------------------------        ------------        ------------    ------------
Convertible series A preferred stock:
Balance at beginning of year                                                          --                  --             300
Reclassification of redeemable convertible stock to convertible
  series A preferred stock and reversal of related accretion (Note 5)                 --                 300              --
---------------------------------------------------------------------        ------------        ------------    ------------
Balance at end of year                                                                --                 300             300
---------------------------------------------------------------------        ------------        -----------     -----------
Common stock:
Balance at beginning of year                                                     300,000             300,000         300,000
---------------------------------------------------------------------        ------------        ------------    ------------
Balance at end of year                                                           300,000             300,000         300,000
---------------------------------------------------------------------        ------------        ------------    ------------
Additional paid-in capital:
Balance at beginning of year                                                          --                  --      44,013,063
Reclassification of redeemable convertible stock to convertible
  series A preferred stock and reversal of related accretion (Note 5)                 --          44,283,033              --
Reclassification to additional paid-in capital of charge to                           --                                  --
  accumulated deficit to effect the 1,000 to 1 stock splits (Note 6)                                (269,970)
Allocation of restricted stock                                                        --                  --         200,000
---------------------------------------------------------------------        ------------        ------------    ------------
Balance at end of year                                                                --          44,013,063      44,213,063
---------------------------------------------------------------------        ------------        ------------    ------------
Common stock warrants:
Balance at beginning of year                                                          --             450,000      10,421,336
Issuance of common stock warrants (Note 6)                                       450,000                  --              --
Allocation of proceeds from senior discount notes offering to                         --           9,971,336              --
  related warrants (Note 4)
---------------------------------------------------------------------        ------------        ------------    ------------
Balance at end of year                                                           450,000          10,421,336      10,421,336
---------------------------------------------------------------------        ------------        ------------    ------------
Loan to stockholder (Note 12):
Balance at beginning of year                                                          --                  --              --
Issuance of loan to stockholder                                                       --                  --      (1,450,000)
---------------------------------------------------------------------        ------------        ------------    ------------
Balance at end of year                                                                --                  --      (1,450,000)
---------------------------------------------------------------------        ------------        ------------    ------------
Unearned compensation:
Balance at beginning of year                                                          --                  --              --
Issuance of restricted stock                                                          --                  --        (200,000)
Amortization of unearned compensation                                                 --                  --         127,270
---------------------------------------------------------------------        ------------        ------------    ------------
Balance at end of year                                                                --                  --         (72,730)
---------------------------------------------------------------------        ------------        ------------    ------------
Accumulated deficit:
Balance at beginning of year                                                  (1,400,703)         (5,479,867)    (12,776,577)
Accretion/repurchase of common stock warrants (Note 4)                        (1,585,899)                 --              --
Accretion of redeemable convertible preferred stock to redemption
  price (Note 5)                                                              (1,855,832)         (4,985,442)             --
Reclassification of redeemable convertible stock to convertible
  series A preferred stock and reversal of related accretion (Note 5)                 --           6,841,274              --
Reclassification to additional paid-in capital of charge to                           --                                  --
  accumulated deficit to effect the 1,000 to 1 stock splits (Note 6)                                 269,970
Net loss for the year                                                           (637,433)         (9,422,512)    (32,716,247)
---------------------------------------------------------------------        ------------        ------------    ------------
Balance at end of year                                                        (5,479,867)        (12,776,577)    (45,492,824)
---------------------------------------------------------------------        ------------        ------------    ------------
Total stockholder's equity (deficit)                                         $(4,729,867)        $41,958,122     $ 7,919,145
---------------------------------------------------------------------        ------------        ------------    ------------

See notes to consolidated financial statements.


DTI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1997, 1998 AND 1999
                                                                                  1997               1998                1999
                                                                            ---------------    ---------------    --------------
Cash flows from operating activities:
  Net loss.......................................................            $  (637,433)        $(9,422,512)      $ (32,716,247)
  Adjustments to reconcile net loss to cash provided by operating activities:
       Depreciation and amortization.............................                757,173           2,030,789           4,653,536
       Accretion of senior discount notes........................                     --          11,355,675          29,638,899
       Amortization of deferred financing costs..................                     --             509,869           1,657,870
       Deferred income taxes.....................................             (1,214,331)         (2,020,000)                 --
       Loan commitment fees on common stock warrants.............                450,000                  --                  --
       Other.....................................................                     --                  --             323,721
       Changes in assets and liabilities:
          Accounts receivable....................................                (81,278)           (342,344)            240,240
          Prepayments to suppliers...............................                554,261                  --                 --
          Other assets...........................................                (56,572)           (164,861)         (5,452,448)
          Accounts payable.......................................              3,427,994            (364,412)          4,839,555
          Other current liabilities..............................                     --              83,605           1,510,410
          Taxes payable..........................................              1,529,282             907,564           1,310,013
          Deferred revenues......................................              2,945,176           7,134,584           5,455,518
                                                                              -----------       -------------      --------------
Net cash flows provided by operating activities..................              7,674,272           9,707,957          11,461,067
                                                                              -----------       -------------      --------------
Cash flows from investing activities:
  Increase in network and equipment..............................            (19,876,595)        (44,952,682)       (128,367,335)
  Change in restricted cash......................................                459,522                  --                  --
                                                                             ------------       -------------      --------------
     Net cash used in investing activities.......................            (19,417,073)        (44,952,682)       (128,367,335)
                                                                             ------------       -------------      --------------
Cash flows from financing activities:
  Proceeds from issuance of senior discount notes and
     attached warrants...........................................                     --         275,223,520                  --
  Deferred financing costs.......................................                     --         (10,538,427)           (525,177)
  Proceeds from issuance of redeemable convertible
     preferred stock, including cash from
     contributed joint venture of $2,253,045 in 1997.............             10,492,316          17,250,000                  --
  Repurchase of common stock warrants granted to a
     customer....................................................             (2,700,000)                 --                  --
  Proceeds from notes payable....................................              8,000,000                  --                  --
  Payment of notes payable.......................................               (500,000)                 --                  --
  Loan to stockholder............................................                     --                  --          (1,450,000)
  Proceeds from credit facility..................................                     --           3,000,000                  --
  Principal payments on credit facility..........................                     --          (3,000,000)                 --
                                                                             ------------       -------------      --------------
      Net cash provided by (used in) financing activities                     15,292,316         281,935,093          (1,975,177)
                                                                             ------------       -------------      --------------
  Net increase (decrease) in cash and cash equivalents...........              3,549,515         246,690,368        (118,881,445)
  Cash and cash equivalents, beginning of period.................                817,391           4,366,906         251,057,274
                                                                             ------------       -------------      --------------
  Cash and cash equivalents, end of period.......................            $ 4,366,906        $251,057,274        $132,175,829
                                                                             ============       =============      ==============

Supplemental cash flow statement information:
  Non-cash investing and financing activities:...................
       Interest capitalized to fixed assets......................            $        --        $    848,000       $   7,582,420
       Fixed assets acquired through vendor financing............                     --                  --           4,401,441
       Allocation of restricted stock............................                     --                  --             200,000
  Non-cash consideration for issuance of redeemable
    convertible preferred stock:.................................
       Outstanding principal of KLT Loan.........................            $14,000,000        $         --       $          --
       Accrued interest payable on KLT Loan......................                794,062                  --                  --
       Assets of contributed joint venture.......................              1,816,043                  --                  --
       Liabilities assumed of contributed joint venture                           69,088                  --                  --


See notes to consolidated financial statements.

DTI HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1998 AND 1999

1. Description of Business

    DTI Holdings, Inc. (the "Company" or "DTI") was incorporated in December 1997 as part of the reorganization (the "Reorganization") of Digital Teleport, Inc., a wholly-owned subsidiary of DTI ("Digital Teleport"). Pursuant to the Reorganization, the outstanding shares of common and preferred stock of Digital Teleport were exchanged for the number of shares of common and preferred stock of DTI having the same relative rights and preferences as such exchanged shares. The Reorganization was required in connection with the establishment of the Credit Facility (see Note 4). The business operations, name, charter, by-laws and board of directors of the Company are identical in all material respects to those of Digital Teleport, which did not change as a result of the Reorganization. Accordingly, the consolidated financial statements have been presented as if Digital Teleport had always been a wholly-owned subsidiary of DTI. DTI is a holding company and, as such, has no operations other than its ownership interest in its subsidiaries.

     DTI is a facilities-based provider of non-switched interexchange and local network telecommunications services to interexchange carriers ("IXCs"), and business and governmental end-users. DTI's network is designed to include high-capacity (i) interexchange long-haul routes between the larger metropolitan areas in the region, (ii) local networks in such larger metropolitan areas, and
(iii) local networks in secondary and tertiary markets located along the long-haul routes. All of the Company's operations are subject to federal and state regulations, any changes in these regulations could materially impact the Company.

     At June 30, 1999, activities were primarily located in the States of Missouri and Arkansas providing interexchange end-user and carrier's carrier services. Carrier's carrier services are provided through wholesale network capacity agreements and indefeasible rights to use ("IRU") agreements. Wholesale network capacity agreements provide carriers with virtual circuits or bandwidth capacity on DTI's network for terms specified in the agreements, ranging from one to five years. The carrier customer in a wholesale network capacity agreement does not have exclusive use of any particular strand of fiber, but instead has the right to transmit along a virtual circuit or a certain amount of bandwidth along DTI's network. These agreements require the customer to pay for such capacity regardless of the level of usage, and generally require fixed monthly payments over the term of the agreement. In an IRU agreement the Company grants indefeasible rights to use specified strands of optical fiber (which are used exclusively by the carrier customer), while the carrier customer is responsible for providing the electronic equipment necessary to transmit communications along the fiber. IRUs generally require substantial advance payments and additional fixed annual maintenance payments over the terms of the agreements, which typically have a term of 20 years or longer. End-user services are telecommunications services provided to business and governmental end-users and typically require a combination of advanced payments and fixed monthly payments throughout the term of the agreement regardless of the level of usage. In all cases, title to the optical fiber is retained by the Company and the Company is generally obligated for all costs of ongoing maintenance and repairs, unless such repairs are necessitated by acts or omissions of the customer. The terms of these agreements are such that there are no stated obligations to return any of the advanced payments. Generally, the agreements may be terminated upon the mutual written consent of both parties; however, certain of the agreements may be terminated by the customer subject to acceleration of all payments due thereunder.

2.  Summary of Significant Accounting Policies

     Principles of Consolidation -- The consolidated financial statements include the accounts of DTI and its wholly-owned subsidiaries, Digital Teleport, Inc. and Digital Teleport, Inc. of Virginia. In addition, the financial statements include an entity acquired during the year ended June 30, 1997. The Company previously held a 50% interest in this entity, which was accounted for under the equity method. The acquisition of the remaining 50% interest was accounted for as a purchase. Accordingly, the purchase consideration was allocated to the assets and liabilities acquired based on their fair values as of the date of acquisition. Also, in September 1998 Digital Teleport, Inc. of Virginia was established in order to conduct business in the state of Virginia. All intercompany transactions and balances have been eliminated.

Revenues -- The Company recognizes revenue under its various agreements as follows:

Carrier's Carrier Services:

        Wholesale network capacity agreements -- All revenues are deferred by the Company until related route segments are ready for service. Advance payments, one-time installation fees and fixed monthly service payments are then recognized on a straight-line basis as revenue over the terms of the agreements, which represent the periods during which services are provided.

        IRU Agreements -- These agreements are accounted for as operating leases. All revenues are deferred until specified route segments are completed and accepted by the customer. Advance payments are then recognized on a straight-line basis over the terms of the agreements. Fixed periodic maintenance payments are also recognized on a straight-line basis over the terms of the agreements as ongoing maintenance services are provided.

    End-user Service Agreements -- All revenues are deferred until related route segments are available for service. Advance payments and fixed monthly payments are then recognized on a straight-line basis over the terms of the agreements, which represent the periods during which services are provided.

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

    Network and Equipment -- Network and equipment are stated at cost. Costs of construction are capitalized, including interest costs on funds borrowed to finance the construction. Maintenance and repairs are charged to operations as incurred. Fiber optic cable plant includes primarily costs of cable, inner-duct and related installation charges. Fiber usage rights include the costs associated with obtaining the right to use fiber accepted under long-term IRU agreements. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

             Fiber optical cable plant.......................    25 years
             Fiber usage rights..............................    20 years
             Network buildings...............................    15 years
             Leasehold improvements..........................    10 years
             Fiber optic terminal equipment..................     8 years
             Furniture, office equipment and other...........     5 years

     The carrying value of long-lived assets is periodically evaluated by management for impairment. Upon indication of an impairment, the Company will record a loss on its long-lived assets if the undiscounted cash flows estimated to be generated by those assets are less than the related carrying amount of the assets. In such circumstances the amount of impairment would be measured as the difference between the estimated fair market value of the asset and its carrying amount.

    Income Taxes -- The Company accounts for income taxes utilizing the asset/liability method, and deferred taxes are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

    Deferred Financing Costs -- Deferred financing costs are stated at cost and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

     Stock-Based Compensation -- Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and is recognized over the service period. SFAS No. 123 generally allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected generally to account for its stock-based compensation in accordance with the provisions of APB No. 25 and presents pro forma disclosures of net loss as if the fair value method had been adopted.

     Fair Value of Financial Instruments -- The carrying amounts of cash and cash equivalents and other short-term financial instruments approximate fair value because of the short-term maturity of these instruments. As of June 30, 1998 and 1999, the fair value of the Senior Discount Notes was $273.2 million and $187.3 million compared to its carrying value of $277.5 million and $314.7 million, respectively. The fair value of debt instruments as of June 30, 1998 and 1999 was determined based on quoted market prices. The recorded amounts for all other long-term debt of the Company approximates fair value.

     New Accounting Standards -- During 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FASB Interpretation 43, Real-estate Sales, an interpretation of FASB 66 which specifies the accounting for IRUs. The Company is continuing to evaluate the effect of these statements which are effective for fiscal years 2002 and 2000, respectively.

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

    Concentrations of Risk -- The Company currently operates in the telecommunications industry within the States of Missouri and Arkansas. See Note 7 regarding concentration of credit risk associated with deferred revenues and revenues. Additionally, the Company is dependent upon single or limited source suppliers for its fiber optic cable and for the electronic equipment used in its network.

    Reclassifications -- Certain amounts for prior years have been reclassified to conform to the 1999 presentation.

3.  Network and Equipment

    Network and equipment consists of the following as of June 30:

                                                        1998            1999
                                                     -----------    ------------
      Land.......................................    $              $     46,190
                                                               -
      Fiber optic cable plant....................     52,619,430      95,615,071
      Fiber usage rights.........................              -      82,062,685
      Fiber optic terminal equipment.............     24,970,648      37,014,509
      Network buildings..........................      2,591,326       4,755,042
      Leasehold improvements.....................        390,186       1,309,402
      Furniture, office equipment and other......        465,367         585,254
                                                     -----------     -----------
                                                      81,036,957     221,388,153
      Less-- accumulated depreciation............      3,265,430       7,918,966
                                                     -----------     -----------
      Network and equipment, net                     $77,771,527    $213,469,187
                                                     ===========    ============

    At June 30, 1998 and 1999, fiber optic cable plant, fiber optic terminal equipment and network buildings include $37,752,267 and $52,690,082 of construction in progress, respectively, that was not in service and, accordingly, has not been depreciated. Also, during the years ended June 30, 1997, 1998 and 1999 $562,750, $848,000 and $7,582,420 of interest costs were capitalized, respectively.

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

     KLT Loan -- Effective April 30, 1996, and as subsequently amended, the Company entered into a loan agreement with KLT Telecom Inc,. a wholly-owned subsidiary of KLT, Inc. (together "KLT"), which in turn is a wholly-owned subsidiary of Kansas City Power and Light Company ("KCP&L"), to provide borrowings for the expansion of the Company's network not to exceed $14,000,000 bearing interest at 3% above the prime interest rate (the "KLT Loan"). A total of $14,000,000 had been borrowed under this facility as of March 12, 1997. The outstanding principal of the KLT Loan, plus accrued interest, was contributed on March 12, 1997 as consideration under the Stock Purchase Agreement referred to in Note 5.

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

     Vendor Financing Agreement -- On December 15, 1998, the Company entered into a vendor financing agreement with its fiber optic cable vendor allowing for deferred payment terms for one and two-year periods on qualifying cable purchases up to $15 million. Interest under the agreement will accrue at a rate of LIBOR plus 2%.

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



    Outstanding principal of KLT Loan..............................  $14,000,000
    Accrued interest on the KLT Loan at March 11, 1997.............      794,062
    KLT investment in KCDT LLC (Note 8)............................    4,000,000
    Cash...........................................................    3,855,938
                                                                     -----------
         Total consideration for 15,100 shares of Series A
               preferred  Stock                                       22,650,000
    Less: transaction costs........................................      716,667
                                                                     -----------
         Net consideration for 15,100 shares of Series A
               preferred Stock.....................................  $21,933,333
                                                                     ===========

    Series A Preferred Stock shareholders are entitled to one common vote for each share of common stock that would be issuable upon conversion of the Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into one thousand shares (after giving effect to the stock splits discussed in Note 6 and the Reorganization discussed in Note 1) of common stock (the "Conversion Shares") under the terms of the Stock Purchase Agreement and is entitled to the number of votes equal to the number of Conversion Shares into which such shares of Series A Preferred Stock is convertible with respect to any and all matters presented to the shareholders of the Company for their action or consideration. The Series A Preferred Stock shares will automatically convert into common stock upon the sale of shares of common stock or debt securities of the Company in a "qualified public offering" within the meaning of the Company's Articles of Incorporation and subject to the satisfaction of certain net proceed dollar thresholds. Series A Preferred Stock shareholders rank senior to common shareholders in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company. Series A Preferred Stock shareholders are entitled to receive such dividends as would be declared and paid on each share of common stock.

    On June 27, 1997, an additional 3,400 shares of Series A Preferred Stock were issued for a cash payment of $5,100,000. At June 30, 1997, Series A Preferred Stock issued and outstanding was as follows:

    Series A Preferred Stock, $0.01 par value, 30,000 shares designated,
       18,500 shares issued and outstanding........................  $       185
    Additional paid-in capital.....................................   27,033,148
    Accumulated accretion to redemption price......................    1,855,832
                                                                     -----------
         Total carrying value......................................  $28,889,165
                                                                     ===========

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

    Common Stock -- As of June 30, 1996, the Company had authorized 50,000,000 shares of common stock, $.01 par value. In February 1997, the Company authorized 50,000,000 additional shares of common stock.

    Warrant to Third Party -- In connection with a loan commitment from a third party lender which became effective December 24, 1996, the Company agreed to issue a warrant representing the right to purchase 1% of the common stock of the Company for $0.01 per share. Effective December 31, 1996, the Company reached an agreement with respect to the sale of its Series A Preferred Stock (see Note 5), and, as a result, the commitment from the strategic third party lender was terminated in January 1997. Accordingly, the Company has recorded the fair value of this warrant as an equity instrument and the related loan commitment fee as an expense. The fair value of the warrant was determined based upon an independent valuation utilizing the Black-Scholes method. The warrant is exercisable at the option of the holder and expires in the year 2007. Also in connection with this transaction, cash expenses consisting of legal and other fees of $334,500 were incurred by the Company.

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

    For purposes of the pro forma disclosures required by SFAS 123, the fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1998 and 1999: risk-free interest rate of 5.6%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .678; and a weighted-average expected life of the options of approximately 10 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                      1998               1999
                                                   ----------        -----------
      Loss applicable to common stockholders:
        As reported..........................      $9,422,512        $31,716,247
                                                   ==========        ===========
        Pro Forma............................      $9,516,824        $33,728,351
                                                   ==========        ===========

         A  summary  of  the  Company's  stock  option  activity,   and  related
information for the years ended June 30, 1999 follows:

                                                         1998                              1999
                                               ----------------------------     -----------------------------
                                                               Weighted                          Weighted
                                                                Average                           Average
                                                Options      Exercise Price       Options      Exercise Price

      Outstanding - beginning of year........      -               -              575,000          $4.54
      Granted................................  1,175,000          2.99            950,000           6.66
      Exercised..............................      -               -                                 -
                                                                                     -
      Forfeited..............................  (600,000)          1.50           (200,000)          3.62
                                               ---------          -----         ---------          -----
      Outstanding - end of year..............   575,000          $4.54          1,325,000          $6.20
                                               =========         =====          =========          =====
      Exercisable - end of year..............      -                -                -               -
                                               =========         =====          =========          =====



The following table summarizes outstanding options at June 30, 1999 by price range:

                                           Outstanding
      ------------------------------------------------------------------------------------
                                                                         Weightd Average
                            Range of Exercise     Weighted Average   Remaining Contractual
      Number of Options           Price            Exercise Price        Life of Options
      -----------------     -----------------     ----------------   ---------------------

            150,000         $           2.60         $   2.60                 8.51
          1,175,000                     6.66             6.66                 9.10
          ---------         ----------------         --------               ------
          1,325,000         $  2.60 to $6.66             6.20                 9.04
          =========         ================         ========               ======


    In July 1998, in conjunction with the execution of an officer's employment agreement the Company became obligated to grant 200,000 shares of restricted stock. These shares do not carry voting rights and will vest over the three-year term of the agreement.

7. Customer Contracts

     The Company enters into agreements with unrelated third parties whereby the Company will provide IRUs in multiple fibers along certain routes, wholesale network capacity agreements or end-user service agreements for a minimum purchase price paid in advance or over the life of the contract. These amounts are then recognized over the terms of the related agreements, which terms are typically 20 years or more, on a straight-line basis. The Company has various contracts related to IRUs that provide for advanced payments, which are detailed below, with no monthly payments. The Company also has various wholesale network capacity agreements and end-user contracts that provide for a combination of advance payments, which are detailed below, and monthly payments. The following schedule details the advanced payments received or to be received under IRU, wholesale network capacity agreements and end-user service agreements and the components of deferred revenue at June 30:




                                                                             1998
                                                                                      End-user
                                                    IRUs              WNCAs           Services               Total

Total contract amounts......................     $24,470,380       $ 1,539,750       $ 11,278,288         $37,288,418
Less: future payments due under
  contracts.................................      14,979,500                --          4,190,000          19,169,500
                                            -     ----------       -----------       ------------         -----------
Total amounts collected to date.............       9,490,880         1,539,750          7,088,288          18,118,918
Less: total amounts recognized as
  revenues to date..........................         703,480           114,750            486,200           1,304,430
                                                 -----------       -----------       ------------         -----------
Deferred revenue............................       8,787,400         1,425,000          6,602,088          16,814,488
Less: amounts to be recognized
  within 12 months..........................         893,868            75,000            162,954           1,131,822
                                                 -----------       -----------       ------------         -----------
                                                 $ 7,893,532       $ 1,350,000        $ 6,439,134         $15,682,666
                                                 ===========       ===========       ============         ===========

                                                                             1999
                                                                                      End-user
                                                    IRUs              WNCAs           Services               Total

Total contract amounts......................     $37,970,380       $ 1,500,000       $ 10,573,039         $ 50,043,419
Less: future payments due under
  contracts.................................      21,889,500                --          3,730,000           25,619,500
                                                 -----------       -----------       ------------         ------------
Total amounts collected to date.............      16,080,880         1,500,000          6,843,039           24,423,919
Less: total amounts recognized as
  revenues  to date.........................       1,593,972           150,000            409,941            2,153,913
                                                 -----------       -----------       ------------         ------------
Deferred revenue............................      14,486,908         1,350,000          6,433,098           22,270,006
Less: amounts to be recognized
  within 12 months..........................         886,325            75,000            154,988            1,116,313
                                                 -----------       -----------       ------------         ------------
                                                 $13,600,583       $ 1,275,000       $  6,278,110         $ 21,153,693
                                                 ===========       ===========       ============         ============


    Future minimum rentals due over the next five years under the IRU agreements accounted for as operating leases are generally receivable upon completion of related routes and are as follows as of June 30, 1999:

                   2000.............................        $11,500,000
                   2001.............................          3,030,000
                   2002.............................          2,730,000
                   2003.............................          2,277,500
                   2004.............................          1,717,500
                   Thereafter.......................            634,500
                                                           ------------
                   Total............................       $ 21,889,500
                                                           ============

    The total costs of fiber optic cable plant for the route segments completed to date are allocated to property subject to lease under IRU agreements based on the percentage of fiber strands under lease to total fiber count in the related route segments and amount to approximately $7,907,000 at June 30, 1999. Additional route segments related to the IRU agreements are in process or planned for construction under timelines established in the IRU agreements. The IRU agreements also provide for the receipt of periodic maintenance payments, which are recognized as revenue on a straight-line basis over the periods covered by the agreement.

    The Company has substantial business relationships with several large customers. Four customers accounted for 29%, 19%, 17% and 11% of deferred revenues at June 30, 1999. Additionally, four customers accounted for 47%, 23%, 15% and 10% of amounts to be received per the customer contracts referred to above.

    During fiscal 1999, the Company's two largest customers accounted for 60% and 18% of telecommunications services revenue. During fiscal year 1998, the
Company's three largest customers accounted for 44%, 11% and 10% of telecommunications services revenue. During fiscal year 1997, the Company's three largest customers accounted for 18%, 18% and 16% of telecommunications services revenue. The Company's contracts provide for reduced payments and varying penalties for late delivery of route segments, and allow the customers, after expiration of grace periods, to delete such non-delivered segment from the system route to be delivered. A significant reduction in the level of services the Company provides for any of these customers could have a material adverse effect on the Company's results of operations or financial condition. In addition, the Company's business plan assumes increased revenue from its carrier's carrier services operations to partially fund the expansion of the DTI network. Many of the Company's customer arrangements are subject to termination and do not provide the Company with guarantees that service quantities will be maintained at current levels. The Company is aware that certain interexchange carriers are constructing or considering new networks. Accordingly, there can be no assurance that any of the Company's carrier's carrier services customers will increase their use of the Company's services, or will not reduce or cease their use of the Company's services, either of which could have a material adverse effect on the Company's ability to fund the expansion of the DTI network.

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

9. Income Taxes

     The actual income tax benefit (provision) for the years ended June 30, 1997, 1998 and 1999 differs from the "expected" income tax expense, computed by applying the U.S. Federal corporate tax rate of 35% to loss before income taxes as follows:

                                                                     1997              1998             1999
                                                                  ----------        ----------      ------------

       Tax benefit at federal statutory rates..............       $  648,117        $4,004,879      $11,100,686
       State income tax benefit net of federal effect......           52,684           572,126        1,330,152
       Change in valuation allowance.......................          424,964        (2,232,780)     (12,402,275)
       Disqualified interest related to the Senior Discount
         Notes.............................................               --          (414,967)      (1,016,036)
       Permanent and other differences.....................           88,566            90,742          (12,527)
                                                                  ----------        ----------      ------------
            Benefit (provision) for income taxes...........       $1,214,331        $2,020,000      $(1,000,000)
                                                                  ==========        ==========      ============

    Significant components of the benefits (provision) for income taxes are as follows at June 30:

                                                                     1997              1998             1999
                                                                  ----------        ----------      ------------
       Current:
         Federal.........................................         $                 $               $(1,000,000)
                                                                           -                 -
         State...........................................                                                     -
                                                                  ----------        ----------      ------------
                                                                           -                 -
            Provision for income taxes...................         $                 $               $(1,000,000)
                                                                  ==========        ==========      ============
                                                                           -                 -
       Deferred:
         Federal.........................................         $1,062,540        $1,767,500                -
         State...........................................                              252,500                -
                                                                  -----------        ---------      ------------
                                                                     151,791
            Benefit for income taxes.....................         $1,214,331        $2,020,000      $         -
                                                                  ==========        ==========      ============
            Total benefit (provision) for income taxes...         $1,214,331        $2,020,000      $(1,000,000)
                                                                  ==========        ==========      ============

    Temporary differences, which give rise to long-term deferred taxes as reported on the balance sheet, are as follows at June 30:

                                                                     1998             1999
                                                                 -----------      -----------
       Deferred tax assets:
         Deferred revenues....................................   $   603,723      $ 1,411,954
         Net operating loss carryforward......................     1,546,244        1,401,141
         Accretion on senior discount notes...................     4,195,779       15,032,097
         Other................................................       315,651          930,985
                                                                 -----------      -----------
            Total deferred tax assets.........................     6,661,397       18,776,177
       Deferred tax liabilities-- accelerated depreciation....    (1,194,353)        (906,859)
       Valuation allowance....................................    (2,232,713)     (14,634,987)
                                                                  -----------     ------------
            Net deferred tax assets...........................    $3,234,331       $3,234,331
                                                                  ==========      ===========

A valuation allowance of $14,634,987 was established to offset a portion of the Company's deferred tax asset, primarily related to the accretion on the Senior Discount Notes, that may not be realizable due to the ultimate uncertainty of its realization. The Company believes that it is more likely than not that it will generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences and net operating loss carryforwards prior to their expiration related to the remaining net deferred tax asset. This belief is based primarily upon changes in operations over the last two years which included the equity investment by KLT (see Note 5) and the senior discount note offering (see Note 4), which allowed the Company to significantly expand its fiber optic network, deferred revenues of the Company which have been collected under certain IRUs and end-user service agreements, future payments due under existing contracts, and available tax planning strategies. Tax net operating losses of approximately $4.0 million expire in the year 2020 if not utilized in future income tax returns. The availability of the loss carryforwards may be limited in the event of a significant change in the ownership of the Company or its subsidiary.

10. Operating Leases and IRU Commitments

    The Company is a lessee under operating leases and IRUs for fiber, equipment space, maintenance, electrical costs and office space. The Company's POP and switch facility in St. Louis is leased from the Company's President and Chief Executive Officer at a rate of $75,000 per year through December 31, 1999. In June 1998, the Company entered into a three-year lease agreement for new headquarters and network control center space, which was occupied beginning in August 1998. Additionally, fiber, equipment space, maintenance and electrical costs related to IRUs are typically for periods up to 20 years. Also, most of the IRUs contain renewal options of five to ten years. Minimum rental commitments under these operating leases and IRUs are as follows:

             Year ending June 30:
               2000.................................        $ 3,868,000
               2001.................................          3,424,000
               2002.................................          2,598,000
               2003.................................          2,598,000
               2004.................................          2,598,000
               Thereafter...........................         38,017,000
                                                           ------------
                    Total...........................       $ 53,103,000
                                                           ============

Total expense of operating leases and IRUs aggregated $49,897, $75,000 and $2.1 million for the years ended June 30, 1997, 1998 and 1999, respectively.

11. Commitments

     Highway and Utility Rights-of-Way -- In July 1994, the Company entered into an agreement with the Missouri Highway and Transportation Commission ("MHTC") to install and maintain a buried fiber optic network within the cable corridor along the federal interstate highway system in Missouri. Under the terms of this agreement, MHTC will receive certain dedicated dark and lighted fiber optic strands in the statewide system and the necessary connections thereto and the Company, in turn, receives exclusive easements within certain of MHTC's airspace for a forty-year period. Pursuant to this contract DTI is obligated to construct approximately 1,200 miles of fiber cable along the Missouri interstate and state highway systems substantially all of which has been completed. We also have the option of constructing an additional 800 miles by the end of 1999 of which approximately 570 miles have already been completed. Over 1,700 route miles of the entire 2,000-mile network have been completed. We may lose our exclusive rights under the MHTC Agreement if we are in breach of the agreement and do not cure such breach within 60 days of notice of any such breach. Additionally, the Company was required to post a $250,000 performance and payment bond under the terms of this Agreement. The Company's May 1997 agreement with the Department of Transportation of the State of Arkansas grants to DTI, in exchange for certain dedicated dark fiber optic strands located in the State of Arkansas, the right, without obligation, to install its network along 250 miles of the interstate and state highway systems in Arkansas, as well as the right to expand its network onto additional routes in the future. On July 12, 1998, the Company entered into an agreement with the Department of Transportation of the State of Kansas providing for rights-of-way throughout the highway system in metropolitan Kansas City, Kansas, in exchange for fiber and other telecommunications services. DTI also has a license from KCP&L granting it the right to use conduits, poles, ducts, manholes and rights-of-way owned by KCP&L to construct the DTI network in the Kansas City metropolitan area. The Company has also reached agreement on right-of-way access agreements with state authorities in Oklahoma. The Company will continue to seek and obtain the rights-of-way that it needs for the expansion of its network in areas where it will construct network rather than purchase or swap fiber optic strands by entering into agreements with other state highway departments and other governmental authorities, utilities or pipeline companies and it may enter into joint ventures or other "in-kind" transfers in order to obtain such rights. In addition, DTI may use available public rights-of-way.

     Licensing Agreements -- The Company has entered into various licensing agreements with municipalities. Under the terms of these agreements, the Company maintains certain performance bonds, totaling $1,579,000 in the aggregate, and minimum insurance levels. Such agreements generally have terms from 10 to 15 years and grant to the Company a non-exclusive license to construct, operate, maintain and replace communications transmission lines for its fiber optic cable system and other necessary appurtenances on public roads, rights-of-way and easements within the municipality. In exchange for such licenses, the Company generally provides to the municipality in-kind rights and services (such as the right to use certain dedicated strands of optic fiber in the DTI network within the municipality, interconnection services to the DTI network within the municipality, and maintenance of the municipality's fibers), or, less frequently, a nominal percentage of the gross revenues of the Company for services provided within the municipality. In some instances, the Company is obligated to make nominal annual cash payments for such rights based on linear footage.

    Employment Agreements -- DTI has employment agreements entered into during fiscal years 1997, 1998 and 1999 with certain senior management personnel. These agreements are effective for various periods through fiscal 2001, unless terminated earlier by the executive or DTI, and provide for annual salaries, additional compensation in the form of bonuses based on performance of the executive, and participation in the various benefit plans of DTI. The agreements contain certain benefits to the executive if DTI terminates the executive's employment without cause or if the executive terminates his employment as a result of change in ownership of DTI.

    Supplier Agreements -- DTI's supplier agreements are with its major network construction contractors and its equipment suppliers.

    Purchase Commitments -- DTI's remaining aggregate purchase commitment for construction and switching equipment at June 30, 1999 is approximately $26 million. The switching equipment commitment totaling $15 million is cancelable upon the payment of a $42,000 cancellation fee for each of the remaining eight unpurchased switches. Additionally, the Company has entered into preliminary and definitive agreements to purchase for cash IRUs for fiber optic strands (fiber usage rights) with remaining payments of approximately $50.9 million to be paid over the next fiscal year. The IRU agreements have 20-year terms.

    Other Commitments -- In September 1998 and March, April and July of 1999 the Company entered into four separate long-term IRU and fiber swap agreements, in which it will obtain or give access to dark fiber and receive on a net basis approximately $35.5 to $50.5 million, depending on the number of options for additional routes and fiber strands exercised by the parties, in up-front cash in exchange for providing dark fiber along the Company's network.

12. Contingencies

     In June 1999, the Company and Mr. Weinstein, President and Chief Executive Officer, settled a suit brought in the Circuit Court of St. Louis County, Missouri, in a matter styled Alfred H. Frank v. Richard D. Weinstein and Digital Teleport, Inc. Pursuant to the terms of the settlement the Company paid $1.25 million and Mr. Weinstein paid $1.25 million to the plaintiff and the Company released Mr. Weinstein from his indemnification. Mr. Weinstein obtained a loan from the Company for his portion of the settlement cost plus approximately $200,000 representing 50% of the legal costs incurred by the Company, that is repayable by Mr. Weinstein to the Company at the earliest of the following three events:

-        a change in control of DTI
-        a public offering of shares of DTI
-        three years after the date of the loan

The loan will earn interest at a rate of 7.5% which will be payable at the same time as the principal balance is due. Mr. Weinstein has pledged 1,500,000 shares of his common stock in the Company as collateral for the loan.

The Company has received notice from a customer that it intends to set off against amounts payable to the Company up to $32,000 per month, which as of June 30, 1999 totaled approximately $342,000 (in addition to $400,000 previously set off against other payments) as damages and penalties under the Company's contract with that customer due to the failure by the Company to meet certain construction deadlines, and such customer reserved its rights to seek other remedies under the contract. The Company believes that if such $342,000 setoff were to be made, it would not be material to the Company's business, financial position or results of operations. The Company is behind schedule with respect to such contract as a result of such customer's not obtaining on behalf of the Company certain rights-of-way required for completion of certain network facilities, and the Company's limitations on its financial and human resources, particularly prior to the Senior Discount Notes Offering. The Company has obtained alternative rights-of-way and hired additional construction supervisory personnel to accelerate the completion of such construction. Upon completion and turn-up of services, such customer is contractually required to pay the Company a lump sum of approximately $4.0 million, less penalties, for the Company's telecommunications services over its network

    From time to time the Company is named as a defendant in routine lawsuits incidental to its business. The Company believes that none of such current proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

13.      Valuation and Qualifying Accounts

     Activity in the Company's allowance for doubtful accounts was as follows:

                                           Additions
                        Balance at      Charged to Costs              Balance at
For the year ended   Beginning of Year    and Expenses   Deductions  End of Year
------------------   -----------------    ------------   ----------  -----------
June 30, 1997......     $      -           $  48,000      $     -     $   48,000
                        ========           =========      ========    ==========
June 30, 1998......     $ 48,000           $ 139,768      $ 187,768   $      -
                        ========           =========      =========   ==========
June 30, 1999......     $      -           $ 139,625      $     -     $  139,625
                        ========           =========      ========    ==========

14.  Quarterly Results (Unaudited)


     The Company's unaudited quarterly results are as follows:

                                                   For the 1998 Quarter Ended
                         September 30, 1997    December 31, 1997    March 31, 1998     June 30, 1998
                         ------------------    -----------------    --------------     -------------

Total revenues........     $   452,082         $     566,449        $   1,104,043      $  1,510,197
                           ===========         =============        =============      ============
Loss from operations..     $ (747,554)         $  (1,072,123)       $    (905,902)     $ (1,725,160)
                           ===========         =============        ==============     =============
Net loss..............     $ (417,277)         $    (602,254)       $  (1,824,755)     $ (6,578,226)
                           ===========         ==============       ==============     =============




                                                   For the 1999 Quarter Ended
                         September 30, 1998    December 31, 1998    March 31, 1999     June 30, 1999
                         ------------------    -----------------    --------------     -------------
Total revenues........     $ 1,739,649         $   1,730,432        $   1,810,758      $  1,928,544
                           ============        ==============       ==============     =============
Loss from operations..     $(1,481,533)        $  (1,544,543)       $  (2,701,550)     $ (3,768,622)
                           =============       ==============       ==============     =============
Net loss..............     $(5,889,590)        $  (6,289,135)       $  (7,900,601)     $(12,636,921)
                           =============       ==============       ==============     =============

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

          J. Beaudoin, dated December 23, 1997 (incorporated herein by reference to Exhibit 10.4 to the S-4).

10.5      Director  Indemnification  Agreement between the Registrant and Ronald
          G. Wasson, dated December 23, 1997 (incorporated herein by reference to Exhibit 10.5 to the S-4).
10.6 Director Indemnification Agreement between the Registrant and James V. O'Donnell, dated December 23, 1997 (incorporated herein by reference to Exhibit 10.6 to the S-4).
10.7      Director Indemnification  Agreement between the Registrant and Kenneth
          V. Hager, dated December 23, 1997 (incorporated herein by reference to
          Exhibit 10.7 to the S-4).
10.8 1997 Long-Term Incentive Award Plan of the Registrant (incorporated herein by reference to Exhibit 2.2 to the S-4).
10.9 Employment Agreement between Digital Teleport, Inc. and Robert F. McCormick, dated September 9, 1997 (incorporated herein by reference to Exhibit 10.9 to the S-4).
10.10 Amendment No. 1 to the Employment Agreement between Digital Teleport, Inc. and Robert F. McCormick, dated January 28, 1998 (incorporated herein by reference to Exhibit 10.10 to the S-4).
10.11 Amendment No. 2 to the Employment Agreement between Digital Teleport, Inc. and Robert F. McCormick, dated January 28, 1998 (incorporated herein by reference to Exhibit 10.11 to the S-4).
10.12 Product Attachment -- Carrier Networks Products Agreement between Digital Teleport, Inc. and Northern Telecom, Inc., effective October 23, 1997 (incorporated herein by reference to Exhibit 10.12 to the S-4).
10.13 Agreement re: Fiber Optic Cable on Freeways in Missouri, between the Missouri Highway and Transportation Commission and Digital Teleport, Inc., effective July 29, 1994 (incorporated herein by reference to
          Exhibit 10.13 to the S-4).
10.14 First Amendment to Agreement re: Fiber Optic Cable on Freeways in Missouri, between the Missouri Highway and Transportation Commission and Digital Teleport, Inc., effective September 22, 1994 (incorporated herein by reference to Exhibit 10.14 to the S-4).
10.15 Second Amendment to Agreement re: Fiber Optic Cable on Freeways in Missouri, between the Missouri Highway and Transportation Commission and Digital Teleport, Inc., effective November 7, 1994 (incorporated herein by reference to Exhibit 10.15 to the S-4).
10.16 Third Amendment to Agreement re: Fiber Optic Cable on Freeways in Missouri, between the Missouri Highway and Transportation Commission and Digital Teleport, Inc., effective October 9, 1996 (incorporated herein by reference to Exhibit 10.16 to the S-4).
10.17 Contract Extension to Agreement re: Fiber Optic Cable on Freeways in Missouri, between the Missouri Department of Transportation (as successor to the Missouri Highway and Transportation Commission) and Digital Teleport, Inc., dated February 7, 1997, (incorporated herein by reference to Exhibit 10.17 to the S-4).
10.18 Fiber Optic Cable Agreement, between the Arkansas State Highway and Transportation Department and Digital Teleport, Inc., dated May 29, 1997 (incorporated herein by reference to Exhibit 10.18 to the S-4).
10.19 Missouri Interconnection Agreement between Southwestern Bell Telephone Company and Digital Teleport, Inc., executed July 1, 1997 (incorporated herein by reference to Exhibit 10.19 to the S-4).
10.20 Arkansas Interconnection Agreement between Southwestern Bell Telephone Company and Digital Teleport, Inc., executed August 21, 1997 (incorporated herein by reference to Exhibit 10.20 to the S-4).
10.21 Kansas Interconnection Agreement between Southwestern Bell Telephone Company and Digital Teleport, Inc., executed August 21, 1997 (incorporated herein by reference to Exhibit 10.21 to the S-4).
10.22 Oklahoma Interconnection Agreement between Southwestern Bell Telephone Company and Digital Teleport, Inc., executed August 21, 1997 (incorporated herein by reference to Exhibit 10.22 to the S-4).
10.23 Missouri Interconnection, Resale and Unbundling Agreement between GTE Midwest Incorporated, GTE Arkansas Incorporated and Digital Teleport, Inc. executed November 7, 1997 (incorporated herein by reference to
          Exhibit 10.23 to the S-4).
10.24 Arkansas Interconnection, Resale and Unbundling Agreement between GTE Southwest Incorporated, GTE Midwest Incorporated, GTE Arkansas Incorporated and Digital Teleport, Inc., executed November 7, 1997 (incorporated herein by reference to Exhibit 10.24 to the S-4).

10.25 Oklahoma Interconnection, Resale and Unbundling Agreement between GTE Southwest Incorporated, GTE Arkansas Incorporated, GTE Midwest and Digital Teleport, Inc., executed November 7, 1997 (incorporated herein by reference to Exhibit 10.25 to the S-4).
10.26 Texas Interconnection, Resale and Unbundling Agreement between GTE Southwest Incorporated and Digital Teleport, Inc., executed November 18, 1997 (incorporated herein by reference to Exhibit 10.26 to the S-4).
10.27 Kansas Master Resale Agreement between United Telephone Company of Kansas (Sprint) and Digital Teleport, Inc., dated September 30, 1997 (incorporated herein by reference to Exhibit 10.27 to the S-4).
10.28 Commercial Lease between Richard D. Weinstein and Digital Teleport, Inc., dated December 31, 1996 (incorporated herein by reference to
          Exhibit 10.28 to the S-4).
10.29 Commercial Lease Extension Agreement between Richard D. Weinstein and Digital Teleport, Inc., dated December 31, 1997 (incorporated herein by reference to Exhibit 10.29 to the S-4).
10.30 Purchase Agreement by and between the Registrant and the Initial Purchasers named therein, dated as of February 13, 1998 (incorporated herein by reference to Exhibit 10.30 to the S-4).
10.31 IRU and Maintenance Agreement between Digital Teleport, Inc. and IXC Communications Services, Inc., executed July 30, 1998 (Greenwood, Indiana to New York City, New York), (incorporated herein by reference to Exhibit 10.31 to the S-4).
10.32 IRU and Maintenance Agreement between Digital Teleport, Inc. and IXC Communications Services, Inc., executed July 30, 1998 (Chicago, Illinois to Hudson, Ohio) (incorporated herein by reference to Exhibit
          10.32 to the S-4).
10.33 Consulting Agreement between Digital Teleport, Inc. and H.P. Scott, dated May 4, 1998, (incorporated herein by reference to Exhibit 10.33 to the S-4).
10.34     Employment  Agreement  between  Digital  Teleport,  Inc.  and  Gary W.
          Douglass,  dated July 20, 1998  (incorporated  herein by  reference to
          Exhibit 10.34 to the S-4).
10.35 Agreement for Purchase and Sale of Equipment between Digital Teleport, Inc. and Pirelli Cables and Systems LLC, dated as of June 26, 1998 (incorporated herein by reference to Exhibit 10.35 to the S-4).
10.36 Agreement for the Purchase and Sale of Optical Amplifier and Dense Wavelength Division Multiplexing Equipment between Digital Teleport, Inc. and Pirelli Cables and Systems LLC dated as of September 1, 1998 (incorporated by reference to Exhibit 10.36 to the Company's Current Report on Form 8-K filed October 13, 1998).
12        Statement re: Computation of Ratios
21        Subsidiaries  of the Registrant  (incorporated  herein by reference to
          Exhibit 21.1 to the S-4).
27        Financial Data Schedule

-------------------------