Form 10-Q
period 1999-09-30
DTI HOLDINGS INC
filed 1999-11-15
CIK 1058956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-Q


             [X] Quarterly report pursuant to section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999


            [_] Transition report pursuant to section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                        Commission File Number 333-50049

                               DTI HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                  Missouri                          43-1828147
          (State of Incorporation)     (I.R.S. Employer Identification No.)

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

                          Yes  [X]                     No  [_]


No non-affiliates of the registrant own common stock of the registrant.

                               DTI HOLDINGS, INC.

                                    FORM 10-Q

                               September 30, 1999

                                TABLE OF CONTENTS

                                                                           Page

PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 1999 and
           September 30, 1999 (Unaudited)                                    1

         Condensed Consolidated Statements of Operations for the Three
           Months Ended September 30, 1998 and 1999 (Unaudited)              2

         Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended September 30, 1998 and 1999 (Unaudited)              3

         Notes to Condensed Consolidated Financial Statements (Unaudited)    4

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            5 - 8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          8


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    9

Signatures
Exhibit Index

Part I:   FINANCIAL INFORMATION
Item 1.  Financial Statements

                       DTI HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                June 30,        September 30,
                                                                  1999               1999
                                                              ------------      -------------

Assets
Current assets:
  Cash and cash equivalents...............................    $132,175,829       $ 94,464,515
  Trade accounts receivable, net..........................         261,372            240,091
  Other receivables.......................................              --            500,000
  Prepaid and other current assets........................         294,688            300,303
                                                              ------------       -------------
       Total current assets...............................     132,731,889         95,504,909
Property and equipment, net...............................     213,469,187        255,085,163
Deferred financing costs, net.............................       8,895,865          8,464,480
Prepaid fiber usage rights................................       5,273,347          4,687,420
Deferred tax asset........................................       3,234,331          3,234,331
Other assets..............................................         156,271            168,618
                                                              ------------       -------------
       Total..............................................    $363,760,890       $367,144,921
                                                              ============       =============
Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable........................................     $ 9,561,973       $ 14,270,294
  Vendor financing........................................       2,298,946          3,026,991
  Taxes payable...........................................       3,140,681          2,685,384
  Other accrued liabilities...............................       1,227,344            804,881
                                                              ------------       -------------
       Total current liabilities..........................      16,228,944         20,787,550
Senior discount notes, net of unamortized underwriter's
   discount of $7,924,244 and $7,518,272                       314,677,178        324,478,907
Deferred revenues..........................................     22,270,006         22,783,493
Vendor financing...........................................      2,298,946          3,026,991
Other long-term liabilities................................        366,671            458,339
                                                               -----------        ------------
       Total liabilities...................................    355,841,745        371,535,280
                                                              ------------       -------------

Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 20,000 shares
     authorized, no shares issued and outstanding..........             --                 --
  Convertible series A preferred stock, $.01 par value,
    (aggregate liquidation preference of $45,000,000)
    30,000 shares authorized, issued and outstanding.......            300                300
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 30,000,000 shares issued and
     outstanding...........................................        300,000            300,000
  Additional paid-in capital...............................     44,213,063         44,213,063
  Common stock warrants....................................     10,421,336         10,421,336
  Loan to stockholder......................................     (1,450,000)        (1,459,271)
  Unearned compensation....................................        (72,730)           (63,640)
  Accumulated deficit......................................    (45,492,824)      ( 57,802,147)
                                                              -------------      -------------
           Total stockholders' equity (deficit)............      7,919,145         (4,390,359)
                                                              -------------      -------------
Total......................................................   $363,760,890       $367,144,921
                                                              =============      =============

            See notes to condensed consolidated financial statements.


                       DTI HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the Three Months Ended
                                                                       September 30,
                                                                  1998               1999
                                                               -----------      --------------
  REVENUES:
  Telecommunications services:
    Carrier's carrier services.............................    $ 1,624,532       $  1,909,520
    End-user services......................................        115,117             49,930
                                                               -----------       -------------
      Total revenues......................................       1,739,649          1,959,450

  OPERATING EXPENSES:
    Telecommunications services............................        992,644          2,794,928
    Selling, general and administrative....................      1,536,538          1,235,845
    Depreciation and amortization..........................        692,000          3,081,808
                                                               -----------       -------------
       Total operating expenses............................      3,221,182          7,112,581

  LOSS FROM OPERATIONS.....................................     (1,481,533)        (5,153,131)

  OTHER INCOME (EXPENSES):
    Interest income........................................      3,343,510          1,376,500
    Interest expense.......................................     (7,751,567)        (8,532,692)
                                                               ------------      -------------
  NET LOSS.................................................    $(5,889,590)      $(12,309,323)
                                                               ============      =============


            See notes to condensed consolidated financial statements.

                       DTI HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                        September 30,
                                                                  1998               1999
                                                              ------------       -------------
Cash flows provided by operating activities:
  Net loss.................................................    $(5,889,590)      $(12,309,323)
  Adjustments to reconcile net loss to cash provided
     by operating activities:
       Depreciation and amortization.......................        693,000          3,081,808
       Accretion of senior discount notes..................      8,786,026          8,003,644
       Amortization of deferred financing costs............        409,042            431,385
       Amortization of unearned compensation...............        100,000              9,090
       Other noncash items.................................             --             88,392
       Changes in assets and liabilities:
          Trade accounts receivable........................       (207,373)            21,281
          Other assets.....................................        179,665             67,965
          Accounts payable.................................     12,425,602          4,708,321
          Other liabilities................................        259,621           (330,795)
          Taxes payable....................................        225,000           (455,297)
          Deferred revenues................................      2,508,902            513,487
                                                              -------------      -------------
Net cash flows provided by operating activities............     19,489,895          3,829,958
                                                              -------------      -------------
Cash flows from investing activities:
  Increase in network and equipment........................    (29,674,996)       (41,541,272)
                                                              -------------      -------------
Net cash used in investing activities......................    (29,674,996)       (41,541,272)
                                                              -------------      -------------
Cash flows from financing activities:
  Deferred financing costs.................................       (525,177)                --
                                                              -------------      -------------
Cash flows used in financing activities....................       (525,177)                --
                                                              -------------      -------------
Net decrease in cash and cash equivalents..................    (10,710,278)       (37,711,314)
Cash and cash equivalents, beginning of period.............    251,057,274        132,175,829
                                                              -------------      -------------
Cash and cash equivalents, end of period...................   $240,346,996       $ 94,464,515
                                                              =============      =============
Noncash investing and financing activities:
  Interest capitalized to fixed assets.....................   $         --       $  1,798,085
                                                              =============      =============
  Fixed assets acquired through vendor financing...........   $         --       $  1,358,427
                                                              =============      =============

            See notes to condensed consolidated financial statements.

DTI Holdings, inc. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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

In the opinion of the management of DTI Holdings, Inc. and subsidiaries (the "Company" or "DTI") the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial information for the interim periods presented and have been prepared in accordance with generally accepted accounting principles. The interim results of operations are not necessarily indicative of results that may be expected for any other interim period or for the full year.

The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1999 included in the Company's Form 10-K for the same period filed with the Securities and Exchange Commission. Accordingly, note disclosures which would substantially duplicate the disclosures in the audited financial statements have been omitted. Additionally, certain prior year balances have been reclassified to conform with fiscal 2000 presentation.

2.    NETWORK AND EQUIPMENT

Network and equipment consists of the following as of:


                                              June 30, 1999   September 30, 1999
                                              -------------   ------------------

      Land...................................  $     46,190      $    456,703
      Fiber optic cable plant................    95,615,071       111,570,425
      Fiber usage rights.....................    82,062,685       109,039,589
      Fiber optic terminal equipment.........    37,014,509        38,016,655
      Network buildings......................     4,755,042         5,080,460
      Leashold improvements..................     1,309,402         1,336,848
      Furniture, office equipment and other..       585,254           585,254
                                               ------------       -----------
                                                221,388,153       266,085,934
      Less--accumulated depreciation              7,918,966        11,000,771
                                               ------------      ------------
      Network and equipment, net               $213,469,187      $255,085,163
                                               ============      ============


3.    COMMITMENTS AND CONTINGENCIES

From time to time the Company is named as a defendant in routine lawsuits incidental to its business. The Company believes that none of such current proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

During fiscal 2000, the Company has made and will continue to make material commitments related to the expansion of its network.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS


RESULTS OF OPEREATIONS


Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1999

REVENUE

Total revenue for the first quarter grew $220,000, or 13%, from $1.7 million in fiscal 1999 to $2.0 million in fiscal 2000, primarily attributable to increased revenue from carrier's carrier services. Revenue from carrier's carrier services was up 17% principally from increased sales of point-to-point transport business on our completed routes.

OPERATING EXPENSES

Total operating expenses were up $3.9 million in the first quarter of fiscal 2000 over the same period in fiscal 1999. For the first three months of fiscal 2000 compared to 1999, telecommunication services expenses increased $1.8 million. These increases reflect the growth of personnel costs related to the building of the management and operational infrastructure, as well as increased costs related to leased capacity to support existing customers in areas not yet reached by our network, and costs related to recently accepted dark fiber segments.

Selling, general and administrative expenses for the three months ended September 30, 1999 decreased $301,000 over the same period in fiscal 1999. The decrease is mainly due to a reduction in outside legal and professional costs as these functions are now primarily performed in-house.

Depreciation and amortization grew 345% from last year's first quarter due to increasing amounts of our fiber optic network being placed into service in fiscal 1999 and 2000. Depreciation and amortization will continue to grow as we continue to invest in capital assets to increase network capacity and as additional network routes are placed into service.

OTHER INCOME (EXPENSES)

Net other income (expenses) for the first quarter increased from net expense of $4.4 million in fiscal 1999, to a net expense of $7.2 million in fiscal 2000. This change is due to the issuance of our Senior Discount Notes in February
1998, which resulted in increased noncash interest expense, offset in part by interest income earned on the portion of the proceeds from the Senior Discount Notes invested in short-term investment-grade securities.


INCOME TAXES

No income tax benefit or provision was recorded for the three-month periods ended September 30, 1999 or 1998. A valuation allowance is being provided to reserve for significant deferred tax assets generated from net operating loss carryforwards and the nondeductible interest expense related to our Senior Discount Notes, issued in February 1998, that may not be realizable due to uncertainties surrounding income tax law changes and future operating income levels.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, we had $94.5 million of cash and cash equivalents. The decrease of $37.7 million for the three months ended September 30, 1999 was primarily due to expenditures on our property and equipment as we continue to expand our fiber optic network.

The net cash provided by operating activities was $3.8 million for the three-month period ended September 30, 1999, compared to $19.5 million in the comparable period in fiscal 1999. The reduction in cash provided by operating activities resulted primarily from lower cash derived from interest income and the timing of cash payments associated with the continued development of our network.

Cash used in investing activities for the three month period ended September 30, 1999 was $41.5 million compared to $29.7 million for the comparable period of fiscal 1999. The growth in investing activities reflects increased purchases and construction of network and equipment to be used in our operations.

Cash used in financing activities was $525,000 in the first three months of fiscal 1999. We did not enter into any new cash financing transactions in the first three quarters of fiscal 2000.

To achieve our business  plan,  we will need  significant  financing to fund our capital expenditure, working capital and debt service requirements and our anticipated future operating losses. Our estimated capital requirements primarily include the estimated cost of (i) constructing a portion of the planned DTI network routes, (ii) purchasing, for cash, fiber optic facilities pursuant to long-term indefeasible rights to use ("IRUs") for planned routes that we will neither construct nor acquire through swaps with other telecommunication carriers, and (iii) additional network expansion activities, including the construction of additional local loops in secondary and tertiary cities as network traffic volume increases. We estimate that total capital expenditures necessary to complete our network will approximate $650 million, of which we had expended $264 million, as of September 30, 1999. During the balance of fiscal 2000, we anticipate our capital expenditure priorities will be focused principally on expanding from our existing Missouri/Arkansas base by building additional regional rings that adjoin existing rings and those that initiate new rings in areas in which strong carrier interest has been expressed. We anticipate that our existing financial resources will be adequate to fund the above mentioned priorities and our existing capital commitments, principally payments required under existing IRU and short-term lease agreements, totaling $29 million, which are payable in varying installments over the period through December 31, 1999. In addition, we have a commitment at September 30, 1999 for eight telecommunications switches totaling $15 million which is cancelable upon the payment of a cancellation fee of $42,000 for each of the remaining unpurchased switches. We also may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions. These activities could require significant additional capital not included in the foregoing estimated capital requirements.

As of September 30, 1999, DTI had $94.5 million of cash and cash equivalents. Such amount is expected to provide sufficient liquidity to meet our operating and capital requirements through the next twelve months. Subsequent to such date, DTI's operating and capital requirements are expected to be funded, in large part, out of additional debt or equity financing, advance payments under IRUs, wholesale network capacity agreements and regional ring service agreements, and available cash flow from operations, if any. We are exploring the possibility of equity sales, additional vendor financing, a commercial credit facility or an additional high yield debt offering, but have no specific plans at this time. We are in various stages of discussions with potential customers for IRUs, wholesale network capacity agreements and regional ring service agreements. There can be no assurance, however, that we will continue to obtain advance payments from customers prior to commencing construction of, or obtaining IRUs for, planned routes, that we will be able to obtain financing under any credit facility or that other sources of capital will be available on a timely basis or on terms that are acceptable to us and within the restrictions under our existing financing arrangements, or at all. If we fail to obtain the capital required to complete the DTI network, we could modify, defer or abandon plans to build or acquire certain portions of the DTI network. Our failure, however, to raise the substantial capital required to complete the DTI network could have a material adverse effect on us. The actual amount and timing of our capital requirements may differ materially from our current estimates depending on demand for our services, and our ability to implement our current business strategy as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in the telecommunications industry.

Subject to the Indenture provisions that limit restrictions on the ability of any of our Restricted Subsidiaries to pay dividends and make other payments to us, future debt instruments of Digital Teleport, Inc. ("Digital Teleport" - subsidiary of DTI Holdings) may impose significant restrictions that may affect, among other things, the ability of Digital Teleport to pay dividends or make loans, advances or other distributions to us. The ability of Digital Teleport to pay dividends and make other distributions also will be subject to, among other things, applicable state laws and regulations. Although the Senior Discount Notes do not require cash interest payments until September 1, 2003, at such time the Senior Discount Notes will require annual cash interest payments of $63.25 million. In addition, the Senior Discount Notes mature on March 1, 2008. We currently expect that the earnings and cash flow, if any, of Digital Teleport will be retained and used by such subsidiary in its operations, including servicing its own debt obligations. We do not anticipate that we will receive any material distributions from Digital Teleport prior to September 1, 2003. Even if we determine to pay a dividend on or make a distribution in respect of the capital stock of Digital Teleport, there can be no assurance that Digital Teleport will generate sufficient cash flow to pay such a dividend or distribute such funds to us or that applicable state law and contractual restrictions, including negative covenants contained in any future debt instruments of Digital Teleport, will permit such dividends or distributions. The failure of Digital Teleport to pay or to generate sufficient earnings or cash flow to distribute any cash dividends or make any loans, advances or other payments of funds to us would have a material adverse effect on our ability to meet our obligations on the Senior Discount Notes. Further, there can be no assurance that we will have available, or will be able to acquire from alternative sources of financing, funds sufficient to repurchase the Senior Discount Notes in the event of a Change of Control.

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


FORWARD LOOKING STATEMENTS

Certain statements throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially from those expressed or implied by the forward looking statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, (a) failure to obtain substantial amounts of additional financing at reasonable costs and on acceptable terms, (b) failure to effectively and efficiently manage the expansion and construction of our network, (c) failure to enter into additional indefeasible rights to use and/or wholesale network capacity agreements, (d) failure to obtain and maintain sufficient rights-of-way, (e) intense competition and pricing decreases, (f) potential for rapid and significant changes in telecommunications technology and their effect on our business, and (g) adverse changes in the regulatory environment.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K:

(a)       Exhibits


3.1 Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-50049)).

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


Date:  November 11, 1999                 /S/ Gary W. Douglass
       -----------------                 ---------------------------------------
                                         Gary W. Douglass, Senior Vice President
                                         Finance and Administration and Chief
                                         Financial Officer (Principal  Financial
                                         and Accounting Officer)

Exhibits Index:

3.1 Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-50049)).

3.2 Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the S-4).

27        Financial Data Schedule