Form 10-Q
period 1999-12-31
DTI HOLDINGS INC
filed 2000-02-14
CIK 1058956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-Q


             [X] Quarterly report pursuant to section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1999


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

                               DTI HOLDINGS, INC.

                                    FORM 10-Q

                               December 31, 1999

                                TABLE OF CONTENTS

                                                                           Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 1999 and
           December 31, 1999 (Unaudited)                                     1

         Condensed Consolidated Statements of Operations for the Three
           and Six Months Ended December 31, 1998 and 1999 (Unaudited)       2

         Condensed Consolidated Statements of Cash Flows for the Three
           and Six Months Ended December 31, 1998 and 1999 (Unaudited)       3

         Notes to Condensed Consolidated Financial Statements (Unaudited)    4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             5 - 8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          8


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    9

Signatures
Exhibit Index

Part I:   FINANCIAL INFORMATION
Item 1.  Financial Statements


                       DTI HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                June 30,         December 31,
                                                                  1999               1999
                                                              ------------      -------------
Assets
Current assets:
  Cash and cash equivalents...............................    $132,175,829       $ 73,190,771
  Trade accounts receivable, net..........................         261,372            375,436
  Other receivables.......................................              --            565,200
  Prepaid and other current assets........................         294,688            430,935
                                                              ------------       ------------
       Total current assets...............................     132,731,889         74,562,342
Property and equipment, net...............................     213,469,187        281,426,049
Deferred financing costs, net.............................       8,895,865          7,999,111
Prepaid fiber usage rights................................       5,273,347          4,101,493
Deferred tax asset........................................       3,234,331          3,234,331
Other assets..............................................         156,271            221,622
                                                              ------------       ------------
       Total..............................................    $363,760,890       $371,544,948
                                                              ============       ============

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable........................................    $  9,561,973       $  8,967,813
  Vendor financing........................................       2,298,946          5,713,159
  Taxes payable...........................................       3,140,681          1,953,917
  Other accrued liabilities...............................       1,227,344          1,179,755
                                                              ------------       ------------
       Total current liabilities..........................      16,228,944         17,814,644
Senior discount notes, net of unamortized underwriter's
   discount of $7,924,244 and $7,081,004                       314,677,178        335,036,321
Deferred revenues.........................................      22,270,006         34,780,204
Vendor financing..........................................       2,298,946          2,187,569
Other long-term liabilities...............................         366,671            550,007
                                                              ------------       ------------
       Total liabilities..................................     355,841,745        390,368,745
                                                              ------------       ------------
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 20,000 shares
     authorized, no shares issued and outstanding.........              --                 --
  Convertible series A preferred stock, $.01 par value,
    (aggregate liquidation preference of $45,000,000)
    30,000 shares authorized, issued and outstanding......             300                300
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 30,000,000 shares issued and
     outstanding..........................................         300,000            300,000
  Additional paid-in capital..............................      44,213,063         44,213,063
  Common stock warrants...................................      10,421,336         10,421,336
  Loan to stockholder.....................................      (1,450,000)        (1,486,041)
  Unearned compensation...................................         (72,730)           (54,550)
  Accumulated deficit.....................................     (45,492,824)      ( 72,217,905)
                                                               ------------       ------------
           Total stockholders' equity (deficit)...........       7,919,145        (18,823,797)
                                                               ------------        -----------
Total.....................................................    $363,760,890       $371,544,948
                                                              ============       ============

            See notes to condensed consolidated financial statements.


                       DTI HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   For the Three Months Ended        For the Six Months Ended
                                                          December 31,                      December 31,
                                                      1998             1999            1998             1999
                                                  ------------    --------------   --------------   ------------
  REVENUES:
  Telecommunications services:
    Carrier's carrier services...............      $ 1,626,946     $  2,127,036    $  3,251,478     $  4,036,556
    End-user services........................          103,486           55,547         218,603          105,477
                                                   -----------     ------------    ------------     ------------
       Total revenues........................        1,730,432        2,182,583       3,470,081        4,142,033
                                                   -----------     ------------    ------------     ------------

  OPERATING EXPENSES:
    Telecommunications services..............        1,002,707        3,084,524       1,995,351        5,879,452
    Selling, general and administrative......        1,463,268        1,308,130       2,999,806        2,543,975
    Depreciation and amortization............          809,000        3,638,304       1,501,000        6,720,112
                                                   -----------     ------------    ------------     ------------
       Total operating expenses..............        3,274,975        8,030,958       6,496,157       15,143,539
                                                   -----------     ------------    ------------     ------------

  LOSS FROM OPERATIONS.......................       (1,544,543)      (5,848,375)     (3,026,076)     (11,001,506)

  OTHER INCOME (EXPENSE):
    Interest income..........................        2,960,830        1,083,211       6,304,340        2,459,711
    Interest expense.........................       (7,705,422)      (9,650,594)    (15,456,989)     (18,183,286)
                                                   -----------     -------------   ------------     -------------

  NET LOSS...................................      $(6,289,135)    $(14,415,758)   $(12,178,725)    $(26,725,081)
                                                   ===========     =============   ============     =============

                       See notes to condensed consolidated financial statements.


                       DTI HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended
                                                                         December 31,
                                                                  1998                   1999
                                                            --------------      --------------
Cash flows provided by operating activities:
  Net loss.............................................     $ (12,178,725)      $ (26,725,081)
  Adjustments to reconcile net loss to cash provided
     by operating activities:
       Depreciation and amortization...................         1,501,000           6,720,112
       Accretion of senior discount notes..............        14,592,346          17,054,536
       Amortization of deferred financing costs........           817,615             896,754
       Amortization of unearned compensation...........           109,090              18,180
       Other noncash items.............................            45,534             194,768
       Changes in assets and liabilities:
          Trade accounts receivable....................          (111,229)           (114,064)
          Other assets.................................           (32,876)            405,056
          Accounts payable.............................         8,471,149            (594,160)
          Other liabilities............................           606,341             135,747
          Taxes payable................................          (234,300)         (1,186,764)
          Deferred revenues............................         2,529,435          12,510,198
                                                            -------------       -------------
Net cash flows provided by operating activities........        16,115,380           9,315,282
                                                            ---------------     -------------

Cash flows from investing activities:
  Increase in network and equipment....................       (41,146,999)        (68,300,340)
                                                            -------------       -------------
Net cash used in investing activities..................       (41,146,999)        (68,300,340)
                                                            -------------       -------------

Cash flows from financing activities:
  Deferred financing costs.............................          (525,177)                 --
                                                            --------------      -------------
Cash flows used in financing activities................          (525,177)                 --
                                                            -------------       -------------

Net decrease in cash and cash equivalents..............       (25,556,796)        (58,985,058)
Cash and cash equivalents, beginning of period.........       251,057,274         132,175,829
                                                            -------------       -------------
Cash and cash equivalents, end of period...............      $225,500,478       $  73,190,771
                                                            =============       =============

Noncash investing and financing activities:
  Interest capitalized to fixed assets.................     $   3,506,994       $   3,304,607
                                                            =============       =============
  Fixed assets acquired through vendor financing.......     $   2,564,969       $   3,072,027
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

2.    NETWORK AND EQUIPMENT

Network and equipment consists of the following as of:

                                              June 30, 1999    December 31, 1999
                                              -------------    -----------------
      Land...................................  $     46,190      $    527,646
      Fiber optic cable plant................    95,615,071       124,282,364
      Fiber usage rights.....................    82,062,685       123,520,259
      Fiber optic terminal equipment.........    37,014,509        39,411,200
      Network buildings......................     4,755,042         6,302,256
      Leasehold improvements.................     1,309,402         1,435,581
      Furniture, office equipment and other..       585,254           585,821
                                               ------------      ------------
                                                221,388,153       296,065,127
      Less-- accumulated depreciation........     7,918,966        14,639,078
                                               ------------      ------------
      Network and equipment, net               $213,469,187      $281,426,049
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


REVENUE

Total revenue for the quarter and six months ended December 31, 1999 increased $452,000 (26%) and $672,000 (19%), respectively, from comparable fiscal 1999 periods. This growth is primarily attributable to increased revenue from carrier's carrier services. Revenue from carrier's carrier services was up 31% and 24%, respectively, principally from increased sales of transport business on our in-service routes.

OPERATING EXPENSES

Total operating expenses were up $4.8 million and $8.6 million in the second quarter and first six months of fiscal 2000, respectively, over the same periods in fiscal 1999. For the second quarter of fiscal 2000 compared to 1999, telecommunication services expenses increased $2.1 million. For the first six months of fiscal 2000 compared to the same period in the prior year, telecommunication services expenses increased $3.9 million. This increase primarily reflects the growth of personnel costs related to the building of the management and operational infrastructure, cost of leased collocation space, costs related to accepted dark fiber segments and property taxes.

Selling, general and administrative expenses for the three and six months ended December 31, 1999 decreased $155,000 and $456,000, respectively, over the same periods in fiscal 1999. The decreases are due mainly to a reduction in outside legal, professional and consulting costs as these functions are now primarily performed in-house.

Depreciation and amortization grew $2.8 million and $5.2 million, respectively, for the quarter and six months ended December 31, 1999 in comparison to the same periods in fiscal 1999 due to increasing amounts of our fiber optic network being placed into service in fiscal 1999 and 2000. Depreciation and amortization will continue to grow as additional network routes are placed into service and as we move forward with our investment in capital assets in order to increase network capacity.

OTHER INCOME (EXPENSES)

Net other income (expenses) for the second quarter increased from net expense of $4.7 million in fiscal 1999 to a net expense of $8.6 million in fiscal 2000. Net other income (expenses) for the first six months increased from net expense of $9.2 million in fiscal 1999 to a net expense of $15.7 million in fiscal 2000.
This change is due to the continued accretion of the Senior Discount Notes issued in February 1998, which results in increasing noncash interest expense, offset in part by interest income earned on the portion of the proceeds from the Senior Discount Notes invested in short-term investment-grade securities. As the average cash balances have decreased as we have implemented our business strategy so has the related interest income generated from our short-term investment-grade securities.

INCOME TAXES

No income tax benefit or provision was recorded for the three and six month periods ended December 31, 1999 or 1998. A valuation allowance is being provided to reserve for significant deferred tax assets generated from net operating loss carryforwards and the nondeductible interest expense related to our Senior Discount Notes, issued in February 1998, that may not be realizable due to uncertainties surrounding income tax law changes and future operating income levels.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, we had $73.2 million of cash and cash equivalents. The decrease of $59.0 million for the six months ended December 31, 1999 was primarily due to expenditures on property and equipment as we continue to expand our fiber optic network.

The net cash provided by operating activities was $9.3 million for the six-month period ended December 31, 1999, compared to $16.1 million in the comparable period in fiscal 1999. The reduction in cash provided by operating activities resulted primarily from increased telecommunications costs as the network has expanded, less cash derived from interest income as the average cash balances have decreased as we have implemented our business strategy, and the timing of cash payments associated with the continued development of our network.

Cash used in investing activities for the six month period ended December 31, 1999 was $68.3 million compared to $41.1 million for the comparable period of fiscal 1999. The growth in investing activities reflects increased purchases and construction of network and equipment to be used in our operations.

Cash used in financing activities was $525,000 in the first six months of fiscal 1999. We did not enter into any new cash financing transactions in the first two quarters of fiscal 2000.

To achieve our business plan, we will need significant financing to fund our capital expenditure, working capital, debt service requirements and our anticipated future operating losses. Our estimated capital requirements primarily include the estimated cost of (i) constructing the remaining portions of the planned DTI network routes, (ii) purchasing, for cash, fiber optic facilities pursuant to long-term indefeasible rights to use ("IRUs") for planned routes that we will neither construct nor acquire through swaps with other telecommunication carriers, and (iii) additional network expansion activities, including the construction of additional local loops in secondary and tertiary cities as network traffic volume increases. We estimate that total capital expenditures necessary to complete our network will approximate $650 million, of which we had expended $294 million as of December 31, 1999. During the balance of fiscal year 2000, we anticipate our capital expenditure priorities will be focused principally on expanding from our existing Missouri/Arkansas base by building additional regional rings that adjoin existing rings and those that initiate new rings in areas in which we believe there is strong carrier interest. We anticipate that our existing financial resources will be adequate to fund our existing capital commitments, principally payments required under existing IRU and short-term lease agreements, totaling $12 million, which are payable within the next twelve months as related contract completion criteria are met. In addition, we have a commitment at December 31, 1999 for eight telecommunications switches totaling $15 million which is cancelable upon the payment of a cancellation fee of $42,000 for each of the remaining unpurchased switches. We also may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions. These activities could require significant additional capital not included in the foregoing estimated capital requirements.

As of December 31, 1999, DTI had $73.2 million of cash and cash equivalents. Such amount is expected to provide sufficient liquidity to meet our operating and capital requirements through the next twelve months. Subsequent to such date, DTI's operating and capital requirements are expected to be funded, in large part, out of additional debt or equity financing, advance payments under IRUs and available cash flow from operations, if any. We are exploring the possibility of equity sales, additional vendor financing, a commercial credit facility or an additional high yield debt offering but have no specific plans at this time. We are in various stages of discussions with potential customers for IRUs, wholesale network capacity agreements and regional ring service agreements. There can be no assurance, however, that we will continue to obtain advance payments from customers prior to commencing construction of, or obtaining IRUs for, planned routes, that we will be able to obtain financing under any credit facility or that other sources of capital will be available on a timely basis or on terms that are acceptable to us and within the restrictions under our existing financing arrangements, or at all. If we fail to obtain the capital required to complete the DTI network, we could modify, defer or abandon plans to build or acquire certain portions of the DTI network. Our failure, however, to raise the substantial capital required to complete the DTI network could have a material adverse effect on us. The actual amount and timing of our capital requirements may differ materially from our current estimates depending on demand for our services, and our ability to implement our current business strategy as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in the telecommunications industry.

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


Date:  February 11, 2000                  /S/ Gary W. Douglass
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