Form 10-Q
period 2000-03-31
DTI HOLDINGS INC
filed 2000-05-15
CIK 1058956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-Q


             [X] Quarterly report pursuant to section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000


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

                               DTI HOLDINGS, INC.

                                    FORM 10-Q

                                 March 31, 2000

                                TABLE OF CONTENTS

                                                                           Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 1999 and
           March 31, 2000 (Unaudited)                                        1

         Condensed Consolidated Statements of Operations for the Three
           and Nine Months Ended March 31, 1999 and 2000 (Unaudited)         2

         Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended March 31, 1999 and 2000 (Unaudited)                  3

         Notes to Condensed Consolidated Financial Statements (Unaudited)    4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               5

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          8


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    9

Signatures
Exhibit Index

Part I:  FINANCIAL INFORMATION
Item 1.  Financial Statements


                       DTI HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                June 30,            March 31,
                                                                  1999               2000
                                                              ------------       ------------
Assets
Current assets:
  Cash and cash equivalents...............................    $132,175,829       $ 47,523,536
  Trade accounts receivable, net..........................         261,372            417,189
  Other receivables.......................................              --          7,562,633
  Prepaid and other current assets........................         294,688            447,276
                                                              ------------       ------------
       Total current assets...............................     132,731,889         55,950,634
Property and equipment, net...............................     213,469,187        307,653,495
Deferred financing costs, net.............................       8,895,865          7,533,316
Prepaid fiber usage rights................................       5,273,347          3,515,566
Deferred tax asset........................................       3,234,331          3,234,331
Other assets..............................................         156,271            266,160
                                                              ------------       ------------
       Total..............................................    $363,760,890       $378,153,502
                                                              ============       ============

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable........................................    $  9,561,973       $ 15,014,544
  Vendor financing........................................       2,298,946          6,392,339
  Taxes payable...........................................       3,140,681          2,395,448
  Other accrued liabilities...............................       1,227,344          1,446,022
                                                              ------------       ------------
       Total current liabilities..........................      16,228,944         25,248,353
Senior discount notes, net of unamortized underwriter's
   discount of $7,924,244 and $6,643,709                       314,677,178        345,594,383
Deferred revenues.........................................      22,270,006         35,579,248
Vendor financing..........................................       2,298,946          3,696,145
Other long-term liabilities...............................         366,671            641,675
                                                              ------------       ------------
       Total liabilities..................................     355,841,745        410,759,804
                                                              ------------       ------------
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 20,000 shares
     authorized, no shares issued and outstanding.........              --                 --
  Convertible series A preferred stock, $.01 par value,
    (aggregate liquidation preference of $45,000,000)
    30,000 shares authorized, issued and outstanding......             300                300
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 30,000,000 shares issued and
     outstanding..........................................         300,000            300,000
  Additional paid-in capital..............................      44,213,063         44,213,063
  Common stock warrants...................................      10,421,336         10,421,336
Unearned compensation.....................................         (72,730)           (45,460)
  Accumulated deficit.....................................     (45,492,824)      ( 85,982,729)
                                                               -----------       ------------
           Total stockholders' equity (deficit)...........       7,919,145        (32,606,302)
                                                               -----------       ------------
Total.....................................................    $363,760,890       $378,153,502
                                                              ============       ============

            See notes to condensed consolidated financial statements.


                       DTI HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the Three Months Ended        For the Nine Months Ended
                                                             March 31,                        March 31,
                                                      1999             2000            1999             2000
                                                  ------------    --------------   --------------   ------------
  REVENUES:
  Telecommunications services:
    Carrier's carrier services...............      $ 1,706,647     $  2,309,464    $  4,958,125     $  6,346,020
    End-user services........................          104,111           61,029         322,714          166,506
                                                   -----------     ------------    ------------     ------------
       Total revenues........................        1,810,758        2,370,493       5,280,839        6,512,526
                                                   -----------     ------------    ------------     ------------

  OPERATING EXPENSES:
    Telecommunications services..............        1,653,078        3,006,769       3,648,429        8,886,221
    Selling, general and administrative......        1,466,230        1,390,713       4,466,036        3,934,688
    Depreciation and amortization............        1,393,000        3,494,223       2,894,000       10,214,335
                                                   -----------     ------------    ------------     ------------
       Total operating expenses..............        4,512,308        7,891,705      11,008,465       23,035,244
                                                   -----------     ------------    ------------     ------------

  LOSS FROM OPERATIONS.......................       (2,701,550)      (5,521,212)     (5,727,626)     (16,522,718)

  OTHER INCOME (EXPENSE):
    Interest income..........................        2,494,902          884,199       8,799,242        3,343,910
    Interest expense.........................       (7,693,953)      (9,127,811)    (23,150,942)     (27,311,097)
                                                   -----------     -------------   ------------     ------------

  NET LOSS...................................      $(7,900,601)    $(13,764,824)   $(20,079,326)    $(40,489,905)
                                                   ===========     ============    ============     ============

            See notes to condensed consolidated financial statements.


                       DTI HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                          March 31,
                                                                  1999               2000
                                                            --------------      --------------
Cash flows provided by operating activities:
  Net loss.............................................     $ (20,079,326)      $ (40,489,905)
  Adjustments to reconcile net loss to cash provided
     by operating activities:
       Depreciation and amortization...................         2,894,000          10,214,335
       Accretion of senior discount notes..............        21,808,730          25,545,848
       Amortization of deferred financing costs........         1,226,563           1,362,549
       Amortization of unearned compensation...........           118,180              27,270
       Other noncash items.............................           113,654             379,488
       Changes in assets and liabilities:
          Trade accounts receivable....................           282,886            (155,817)
          Other assets.................................          (248,919)         (6,067,329)
          Accounts payable.............................         5,600,262           5,452,571
          Other liabilities............................         4,385,213             493,682
          Taxes payable................................            85,185            (745,233)
          Deferred revenues............................         2,909,342          13,309,242
                                                            -------------       -------------
Net cash flows provided by operating activities........        19,095,770           9,326,701
                                                            -------------       -------------
Cash flows from investing activities:
  Increase in network and equipment....................       (67,246,087)        (91,861,969)
                                                            -------------       -------------
Net cash used in investing activities..................       (67,246,087)        (91,861,969)
                                                            -------------       -------------
Cash flows from financing activities:
  Repayment of vendor financing........................                --          (2,117,025)
  Deferred financing costs.............................          (525,177)                 --
                                                            -------------       -------------
Cash flows used in financing activities................          (525,177)         (2,117,025)
                                                            -------------       -------------
Net decrease in cash and cash equivalents..............       (48,675,494)        (84,652,293)
Cash and cash equivalents, beginning of period.........       251,057,274         132,175,829
                                                            -------------       -------------
Cash and cash equivalents, end of period...............     $ 202,381,780       $  47,523,536
                                                            =============       =============
Noncash investing and financing activities:
  Interest capitalized to fixed assets.................     $   5,604,497       $   5,371,357
                                                            =============       =============
  Fixed assets acquired through vendor financing.......     $   4,367,844       $   7,165,317
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

2.    OTHER RECEIVABLES

Included in other receivables in the accompanying condensed consolidated balance sheets is $7.1 million representing amounts due from a counter party to an existing IRU agreement. DTI anticipates that this amount and other amounts due under the IRU agreement will be collected from the counter party upon delivery by DTI of a route segment due the counter party.

3.    NETWORK AND EQUIPMENT

Network and equipment consists of the following as of:

                                              June 30, 1999     March 31, 2000
                                              -------------     --------------
      Land...................................  $     46,190      $    633,131
      Fiber optic cable plant................    95,615,071       143,816,441
      Fiber usage rights.....................    82,062,685       128,058,718
      Fiber optic terminal equipment.........    37,014,509        41,422,629
      Network buildings......................     4,755,042         8,646,697
      Furniture, office equipment and other..     1,309,402         2,609,654
      Leasehold improvements.................       585,254           599,527
                                               ------------      ------------
                                                221,388,153       325,786,797
      Less-- accumulated depreciation........     7,918,966        18,133,302
                                               ------------      ------------
      Network and equipment, net               $213,469,187      $307,653,495

                                              ============      ============

4.    COMMITMENTS AND CONTINGENCIES

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

Total revenue for the quarter and nine months ended March 31, 2000 increased $560,000 (31%) and $1.2 million (23%), respectively, from comparable fiscal 1999 periods. This growth is primarily attributable to increased revenue from carrier's carrier services. Revenue from carrier's carrier services was up 35% and 28%, respectively, principally from increased sales of transport business on our in-service routes.

OPERATING EXPENSES

Total operating expenses were up $3.4 million and $12.0 million in the third quarter and first nine months of fiscal 2000, respectively, over the same periods in fiscal 1999. For the third quarter of fiscal 2000 compared to 1999, telecommunication services expenses increased $1.4 million. For the first nine months of fiscal 2000 compared to the same period in the prior year, telecommunication services expenses increased $5.2 million. This increase primarily reflects the growth of personnel costs related to the assimilation of the management and operational infrastructure, cost of leased collocation space, costs related to accepted dark fiber segments and property taxes.

Selling, general and administrative expenses for the three and nine months ended March 31, 2000 decreased $75,000 and $531,000, respectively, compared to the same periods in fiscal 1999. The decreases are due mainly to a reduction in outside legal, professional and consulting costs as more of these functions are now performed internally.

Depreciation and amortization grew $2.1 million and $7.3 million, respectively, for the quarter and nine months ended March 31, 2000 in comparison to the same periods in fiscal 1999 due to increasing amounts of our fiber optic network being placed into service in fiscal 1999 and 2000. Depreciation and amortization will continue to grow as additional network routes are placed into service and as we move forward with our investment in capital assets in order to increase network capacity.

OTHER INCOME (EXPENSE)

Net other income (expense) for the third quarter increased from net expense of $5.2 million in fiscal 1999 to a net expense of $8.2 million in fiscal 2000. Net other income (expense) for the first nine months increased from net expense of $14.4 million in fiscal 1999 to a net expense of $24.0 million in fiscal 2000. This change is due to the continued accretion of the Senior Discount Notes issued in February 1998, which results in increasing noncash interest expense, offset in part by interest income earned on the portion of the proceeds from the Senior Discount Notes invested in short-term investment-grade securities. As the average cash balances have decreased as we have implemented our business strategy so has the related interest income generated from our short-term investment-grade securities.

INCOME TAXES

No income tax benefit or provision was recorded for the three and nine-month periods ended March 31, 2000 or 1999. A valuation allowance is being provided to reserve for significant deferred tax assets generated from net operating loss carryforwards and the nondeductible interest expense related to our Senior Discount Notes, issued in February 1998, that may not be realizable due to uncertainties surrounding income tax law changes and future operating income levels.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, we had $47.5 million of cash and cash equivalents. The decrease of $84.7 million for the nine months ended March 31, 2000 was primarily due to expenditures on property and equipment as we continue to expand our fiber optic network.

The net cash provided by operating activities was $9.3 million for the nine-month period ended March 31, 2000, compared to $19.1 million in the comparable period in fiscal 1999. The reduction in cash provided by operating activities resulted primarily from increased telecommunications costs as the network has expanded and less cash derived from interest income as the average cash balances have decreased as we have implemented our business strategy.

Cash used in investing activities for the nine month period ended March 31, 2000 was $91.9 million compared to $67.2 million for the comparable period of fiscal 1999. The growth in investing activities reflects increased purchases and construction of network and equipment to be used in our operations.

Cash used in financing activities was $525,000 in the first nine months of fiscal 1999 versus $2.1 million in fiscal 2000 for repayments on the vendor financing. We did not enter into any new cash financing transactions in the first three quarters of fiscal 2000.

To achieve our business plan, we will need significant financing to fund our capital expenditure, working capital, debt service requirements and our anticipated future operating losses. Our estimated capital requirements primarily include the estimated cost of (i) constructing the remaining portions of the planned DTI network routes, (ii) purchasing, for cash, fiber optic facilities pursuant to long-term indefeasible rights to use ("IRUs") for planned routes that we will neither construct nor acquire through swaps with other telecommunication carriers, and (iii) additional network expansion activities, including the construction of additional local loops in secondary and tertiary cities as network traffic volume increases. We estimate that total capital expenditures necessary to complete our network will approximate $650 million, of which we had expended $323 million as of March 31, 2000. During the balance of fiscal year 2000, we anticipate our capital expenditure priorities will be focused principally on expanding from our existing Missouri/Arkansas/Oklahoma base by building additional regional rings that adjoin existing rings and those that initiate new rings in areas in which we believe there is strong carrier interest. We anticipate that our existing financial resources will be adequate to fund our existing capital commitments which consist principally of construction commitments of $13 million for network segments under construction and payments required under existing IRU and short-term lease agreements, totaling $8 million, which are payable within the next twelve months as related contract completion criteria are met. In addition, we have a commitment at March 31, 2000 for eight telecommunications switches totaling $15 million which is cancelable upon the payment of a cancellation fee of $42,000 for each of the remaining unpurchased switches. We also may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions. These activities could require significant additional capital not included in the foregoing estimated capital requirements.

As of March 31, 2000, DTI had $47.5 million of cash and cash equivalents. Such amounts, when coupled with anticipated collections of additional amounts due us under existing IRU agreements upon delivery of specific route segments, is expected to provide sufficient liquidity to meet our operating and capital requirements through the next twelve months. Subsequent to such date, DTI's operating and capital requirements are expected to be funded, in large part, out of additional debt or equity financing, advance payments under IRUs and available cash flow from operations, if any. We are exploring the possibility of equity sales, additional vendor financing or a commercial credit facility. We are in various stages of discussions with potential customers for IRUs, wholesale network capacity agreements and regional ring service agreements. There can be no assurance, however, that we will continue to obtain advance payments from customers prior to commencing construction of, or obtaining IRUs for, planned routes, that we will be able to obtain financing under any credit facility or that other sources of capital will be available on a timely basis or on terms that are acceptable to us and within the restrictions under our existing financing arrangements, or at all. If we fail to obtain the capital required to complete the DTI network, we could modify, defer or abandon plans to build or acquire certain portions of the DTI network. Our failure, however, to raise the substantial capital required to complete the DTI network could have a material adverse effect on us. The actual amount and timing of our capital requirements may differ materially from our current estimates depending on demand for our services, and our ability to implement our current business strategy as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in the telecommunications industry.

Subject to the Indenture provisions that limit restrictions on the ability of any of our Restricted Subsidiaries to pay dividends and make other payments to us, future debt instruments of Digital Teleport, Inc. ("Digital Teleport" subsidiary of DTI Holdings) may impose significant restrictions that may affect, among other things, the ability of Digital Teleport to pay dividends or make loans, advances or other distributions to us. The ability of Digital Teleport to pay dividends and make other distributions also will be subject to, among other things, applicable state laws and regulations. Although the Senior Discount Notes do not require cash interest payments until September 1, 2003, at such time the Senior Discount Notes will require annual cash interest payments of $63.25 million. In addition, the Senior Discount Notes mature on March 1, 2008. We currently expect that the earnings and cash flow, if any, of Digital Teleport will be retained and used by such subsidiary in its operations, including servicing its own debt obligations. We do not anticipate that we will receive any material distributions from Digital Teleport prior to September 1, 2003. Even if we determine to pay a dividend on or make a distribution in respect of the capital stock of Digital Teleport, there can be no assurance that Digital

Teleport will generate sufficient cash flow to pay such a dividend or distribute such funds to us or that applicable state law and contractual restrictions, including negative covenants contained in any future debt instruments of Digital Teleport, will permit such dividends or distributions. The failure of Digital Teleport to pay or to generate sufficient earnings or cash flow to distribute any cash dividends or make any loans, advances or other payments of funds to us would have a material adverse effect on our ability to meet our obligations on the Senior Discount Notes. Further, there can be no assurance that we will have available, or will be able to acquire from alternative sources of financing, funds sufficient to repurchase the Senior Discount Notes in the event of a Change of Control.

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



                                         DTI HOLDINGS, INC.


Date:  May 12, 2000                       /S/ Gary W. Douglass
       ------------                      ---------------------------------------
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