Form 10-K
period 2000-06-30
DTI HOLDINGS INC
filed 2000-09-27
CIK 1058956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                    Form 10-K

           [ x ] Annual report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2000


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

                       Documents Incorporated By Reference
                                      None

                               DTI HOLDINGS, INC.
                                    FORM 10-K
                            Year Ended June 30, 2000
                                TABLE OF CONTENTS
                                                                            Page
                                     PART I

Item 1.   Business                                                             4

Item 2.   Properties                                                          29

Item 3.   Legal Proceedings                                                   29

Item 4.   Submission of Matters to a Vote of Security Holders                 29


                                  PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                             30

Item 6.   Selected Financial Data                                             31

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               33

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk          40

Item 8.   Financial Statements and Supplementary Data                         40

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            40

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant                  41

Item 11.  Executive Compensation                                              43

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                          47

Item 13.  Certain Relationships and Related Transactions                      48

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K     49

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

                                     PART I

Item 1.  Business

     In this Annual Report on Form 10-K, we will refer to DTI Holdings, Inc., a Missouri Corporation organized in 1997, as "DTI Holdings", the "Company", "we", "us", and "our". We will refer to Digital Teleport, Inc., our wholly-owned operating subsidiary organized in 1989, as "Digital Teleport."

                                  Introduction

     We are a facilities-based communications company that is creating an approximately 20,000 route mile fiber optic network comprised of approximately 23 regional rings interconnecting primary, secondary and tertiary cities in 37 states and the District of Columbia. By providing high-capacity voice and data transmission services to and from secondary and tertiary cities, we intend to become a leading wholesale provider of regional communications transport services to interexchange carriers ("IXCs") and other communications companies ("carrier's carrier services"). We are offering our carrier customers dedicated, virtual circuits through the exclusive use of high capacity, ring-redundant optical windows from dense wavelength division multiplexing ("DWDM") equipment on the regional rings throughout our network. We will use the optical windows to offer our carrier customers a high quality, ring-redundant means to efficiently deliver their calls and data to a significant number of end-users along these rings. Our regional rings will also offer carriers a means to aggregate, for further long haul transport, the outgoing calls of that carrier's customers along such rings to regional points of interconnection between the carrier's network and our network for further transport by the carrier. We also offer our carrier customers point-to-point non-ring protected transport services on our facilities. Customers of our carrier's carrier services include Tier 1 and Tier 2 carriers and other communication companies. We also provide private line services to targeted business and governmental end-user customers ("end-user services").

     On a fully diluted basis, we are 47% owned by an affiliate of Kansas City Power & Light Company ("KCP&L"), and 47% owned by Richard D. Weinstein, our President and Chief Executive Officer. Our principal business office is located at 8112 Maryland Avenue - 4th Floor, St. Louis Missouri 63105, United States, and our telephone number is (314) 880-1000.

                                  Recent Events

         On September 27, 2000, DTI Holdings, Inc. announced that Richard D. Weinstein, the founder, president and chief executive officer of the Company, has entered into a conditional agreement for the sale of his shares to KLT Telecom Inc., the telecommunications subsidiary of KCP&L.

         Under the agreement, KLT would acquire an additional 31 percent of the fully diluted common stock of DTI Holdings, for a purchase price of approximately $110 million. The investment would increase KLT's fully diluted ownership to 78 percent of DTI. In addition to the initial share purchase, if the transaction is consummated by November 20, 2000, Mr. Weinstein has agreed to grant KLT a 5-year option to buy his remaining 15 percent of the fully diluted common stock of DTI for an additional purchase price of approximately $12 million.

         The stock acquisition is contingent upon satisfaction or waiver by KLT of several conditions. These conditions include the purchase by KLT of at least 90% of the principal amount of DTI's Series B Senior Discount Notes due 2008 ("Senior Discount Notes") and 90% of the Warrants which were issued together with the Senior Discount Notes and which are now detachable. Each Warrant entitles the holder to purchase 1.552 shares of DTI common stock. The purchase price to be offered for the Senior Discount Notes and Warrants will be determined by KLT, but in the case of the Senior Discount Notes is expected to represent a significant discount to their accreted value. Other conditions include receipt of a waiver from KLT's bank group and the availability of financing to consummate the transactions.

         At such time as KLT makes an offer to purchase at least 40% of the Senior Discount Notes and 40% of the Warrants, persons designated by KLT would be elected as Executive Vice Presidents of DTI with authority over certain construction activities, marketing and sales, and approval rights for transactions over $1 million, subject to separate approval rights which Mr. Weinstein would retain over specified matters.

         If the transaction is terminated, KLT and Mr. Weinstein have agreed to a six-month "standstill" period, during which they will exercise joint decision-making authority for contracts and capital expenditures in excess of $1 million.

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

Develop a Low-Cost Network

     We are striving to develop a low-cost network by (i) taking advantage of the potential cost efficiencies of our network design, (ii) continuing to deploy advanced fiber optic network technology, which we believe lowers construction, operating and maintenance costs, and (iii) realizing cost efficiencies through existing and additional fiber strand long-term indefeasible rights to use
("IRUs") and swap agreements with other telecommunications companies and rights-of-way agreements with governmental authorities. We believe that our approach will allow us to offer carrier customers regional transport on a more economical basis than is currently available to such customers.

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

Leverage Experienced Management Team

     Our management team includes individuals with significant experience in the deployment and marketing of telecommunications services. Prior to founding Digital Teleport in 1989, Richard D. Weinstein, President and Chief Executive Officer, owned and managed Digital Teleresources, Inc., a firm which designed, engineered and installed telecommunications systems for large telecommunications companies, including SBC Communications, Inc. ("SBC"), and other Fortune 500 companies. Prior to joining us as Senior Vice President, Finance and Administration and Chief Financial Officer, Gary W. Douglass was the Executive Vice President and Chief Financial Officer of publicly-held Roosevelt Financial Group, Inc., which was acquired by Mercantile Bancorporation in 1997, and had previously spent 23 years at Deloitte & Touche LLP. Jerry W. Murphy, our President - DTI Network Services and Chief Technology Officer, spent 18 years with MCI, having spent the last 11 years in senior positions in engineering, network implementation and network operations positions. William P. McDonough, our Vice President of Network Engineering and Operations, has spent 37 years in the telecommunications industry with 34 of those years having been spent at SBC in various engineering and operations positions. Phillip S. Adams our Vice President - Network Sales started in October 1998 from AT&T. Mr. Adams held a number of management positions while at AT&T over the course of 27 years in sales, project management, network services, and marketing. Daniel A. Davis,

Vice President and General Counsel joined us in June 1998 from the law firm of Bryan Cave LLP where he practiced in the corporate transactions and corporate finance groups, representing primarily telecommunications and other technology based companies.

                                  Going Concern

     The accompanying consolidated financial statements and financial information has been prepared assuming that we will continue as a going concern. We incurred losses from operations of $22 million and net losses of $57 million during the fiscal year ended June 30, 2000. We have not yet been successful in obtaining additional financing to sustain our operations and may have insufficient liquidity to meet our needs for continuing operations and meeting our obligations. As of June 30, 2000, DTI had $33 million of cash and cash equivalents. Such amounts, when coupled with anticipated collections of additional amounts due us under existing IRU agreements upon delivery of specific route segments, are expected to provide sufficient liquidity to meet our operating and capital requirements through approximately March 2001. Consequently, there is substantial doubt about our ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required, and (c) ultimately sustain profitability. Management's recent actions and plans in regard to these matters are as follows:

     1.   The  Company is  attempting  to  increase  sales of monthly  bandwidth
          capacity  to  reduce  the  amount  of  cash  flow   required  to  fund
          operations.

     2. The Company is selectively evaluating the opportunities to sell additional dark fiber and empty conduits to supplement its liquidity position.

     3. The Company is exploring vendor financing options as a source of funding for its electronics purchases in order to light additional network capacity.

     4. The Company is exploring its options with respect to obtaining additional equity infusions as well as the possibilities of additional debt financing.

     5. The Company is considering delaying, modifying or abandoning plans to build or acquire certain portions of our network in order to conserve cash until such time as additional cash is generated to support its business plan.

     There can be no assurance, however, that DTI will be successful in any of the above mentioned actions or plans in a timely basis or on terms that are acceptable to us and within the restrictions of our existing financing arrangements, or at all.

                                  Our Business

The Network

     General. Our network is an exclusively fiber optic cable communications system substantially all of which employs self-healing, SONET ring architecture to minimize downtime in the event of a cut in a fiber ring. We expect that more than 90% of the fiber in our network will be installed underground, typically 36 to 48 inches under the surface, providing protection from weather and other environmental hazards affecting reliability of communication connections. We expect to construct approximately one-third of our network, and to obtain IRUs for fiber optic facilities for the remainder. On routes constructed by us we install SMF-28 Corning fiber for our own use and LEAF fiber for future uses. In June 1998, we entered into a two-year agreement with Pirelli Cable and Systems LLC ("Pirelli") pursuant to which we agreed to purchase all of our fiber optic cable from Pirelli. The Pirelli cable supply agreement has subsequently been extended for an additional one-year period. Routes in our network constructed by us are generally comprised of a minimum of 48 fiber strands. On routes where we obtain IRUs we will generally acquire between four and 24 fiber strands. On certain strategic routes which we construct, our network will also include one or two empty innerducts for maintenance and future growth purposes. As part of our design, we typically retain 60% or more of the fiber capacity on each network route we construct for our own use.

     We currently have approximately 18,000 route miles of fiber optic cable in place or under construction throughout the United States consisting of long-haul segments and local loop networks in the St. Louis, Kansas City and Memphis metropolitan areas, as well as other smaller markets. We currently offer services over approximately 2,000 route miles of our network.

     Network Electronics. Long-haul routes on our network will generally utilize Dense Wavelength Division Multiplexing ("DWDM") equipment. DWDM equipment provides individual wavelength-specific circuits of OC-48 capacity optical windows (a standard measure of optical transmission capacity). In September 1998, we entered into a three-year agreement with Cisco Systems, Inc. ("Cisco"), successor to Pirelli's optical networking division, pursuant to which we agreed to purchase from Cisco at least 80% of our needs for certain DWDM equipment. All our network DWDM equipment is initially equipped to enable us to provide the equivalent of eight dedicated, ring redundant, optical windows. Such equipment has the ability to be expanded to offer additional optical windows as the need for capacity on our network increases. The DWDM equipment will permit us to offer to our carrier customers optical windows on regional rings providing a dedicated, virtual circuit that can interconnect any two points on that regional ring. The DWDM equipment, with the accompanying optical add/drop multiplexing ("OADM") equipment, also will permit us to efficiently provide high capacity telecommunications services to secondary and tertiary markets that we believe are currently underserved. Our use of open architecture, DWDM equipment on our regional rings and long-haul routes will also give our network the ability to inter-operate with our carrier customers' existing fiber optic transmission systems, which have a broad range of transmission speeds and signal formats, without the addition of expensive conversion equipment by those carriers. We believe that the network's current and planned system architecture, with minor additions or modifications, will accommodate asynchronous transfer mode ("ATM") and frame relay transmission methods and emerging Internet Protocol technologies.

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

     We believe that our network design standards give us sufficient transmission capacity to meet anticipated future increases in call volume and the development of more bandwidth-intensive voice, data and video telecommunication uses. Our network's capacity also will allow us to deploy fewer high cost switches by facilitating the transport of rural switched calls to and from distant centralized switching facilities. All network operations are currently controlled from a network control center in suburban St. Louis, Missouri.

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

     Highway and Utility Rights-Of-Way. Much of the currently completed network is located in rights-of-way obtained by us through strategic relationships with utilities, state transportation departments and other governmental authorities. To build the long-haul portions of our network between population centers in Arkansas, Kansas, Missouri, Oklahoma and our future builds in Virginia we have generally used rights-of-way in the median of and along the interstate highway system. In addition, we believe that public rights-of-way for a substantial portion of the remainder of the planned network will be available in the event that we are unable to obtain rights-of-way from third parties.

     As a result of this strategy we have entered into certain agreements with the Department of Transportation ("DOTs") for various states and others that require us to construct our network facilities along specified routes and within certain time frames. To date we have approximately 4,700 miles of rights-of-way required to be built pursuant to these agreements of which we have completed approximately 2,800 miles. In exchange for these rights-of-way, we are required to provide the DOTs either fibers, ducts, fiber optic capacity and connection points within our network or a combination thereof. If we do not complete our designated routes as required or cure a breach of the agreement in a timely manner as specified in the applicable agreement, we may lose our rights under the contract which may include exclusivity, access to our fiber or the ability to complete our construction on the remaining unbuilt rights-of-way.

     Build-Out Plan. We currently plan to deploy a fiber optic network in 37 states and the District of Columbia that will consist of approximately 20,000 route miles of fiber optic cable, DWDM and other signal transmission equipment, and high-capacity switches strategically located in larger metropolitan areas. We expect to construct approximately one-third of such network and to obtain

IRUs for fiber optic facilities of other carriers for the remainder of the network. We have construction projects, including IRUs from other carriers, currently underway in Colorado, Illinois, Indiana, Iowa, Kansas, Oklahoma, Nebraska, Tennessee and Virginia.

     In addition to routes that we will construct, we expect to (i) purchase, for cash, IRUs for fiber optic facilities of other telecommunications companies and (ii) exchange IRUs to use our fiber optic facilities for IRUs to use the fiber optic facilities of other telecommunications companies. In this manner, we believe that we will be able to establish telecommunications facilities along our network routes more quickly than by constructing all of our own facilities. We have entered into long-term IRUs for our use of fiber optic strands and related facilities along the following routes which have all been delivered as of September 2000.

                                                                  Approximate
     Route                                                        Route Miles
     -----                                                        -----------
     Washington D.C. to Dallas, TX                                   2,050
     Portland, OR to Salt Lake City, UT to Los Angeles, CA           1,700
     Denver, CO to Houston, TX                                       1,500
     Los Angeles, CA to Portland, OR                                 1,150
     Indianapolis, IN to New York City, NY                           1,100
     Denver, CO to Salt Lake City, UT                                  600
     Indianapolis, IN to New York City, NY                             600
     Des Moines, IA to Minneapolis, MN                                 250
     Other                                                             400
                                                                     -----
     Total route miles delivered                                     9,350
                                                                     =====

     We have also entered into long-term IRUs for our use of fiber optic strands and related facilities along the following routes that are scheduled to be delivered over the next year:

     Dallas, TX to Las Vegas, NV                                     1,350
     Orlando, FL to Atlanta, GA                                        600
     Atlanta, GA to Jacksonville, FL                                   350
     Jacksonville, FL to Miami, FL                                     350
     Miami, FL to Orlando, FL                                          400
     Chicago, IL to Cleveland, OH                                      450
                                                                     -----
     Total route miles to be delivered                               3,500
                                                                     =====

     Additionally, we have a short-term lease agreement along routes from Los Angeles, CA to Dallas, TX to Joplin, MO, from St. Louis, MO to Indianapolis, IN and from Indianapolis, IN to Chicago, IL totaling approximately 2,800 route miles. This short-term lease of fiber was executed in order to provide facilities prior to a long-term solution for this route through the construction of, or the execution of long-term IRUs for, this route. We have also received approximately 480 miles of inner-duct from Atlanta to Louisville during fiscal 2000 in exchange for fiber and cash. As of June 30, 2000, we had a receivable recorded for $13 million related to this transaction. All such amounts have subsequently been collected.

     The routes listed above in the table, excluding the 2,800 route miles related to the short-term lease, include an aggregate of approximately 12,850 route miles, for an aggregate advance cash consideration to be paid by DTI of approximately $134 million, of which $8 million remains to be paid at June 30, 2000, plus recurring maintenance, power, building space fees and monthly lRU payments, if any. In addition to the $8 million remaining to be paid by DTI, the agreements in certain cases provide for consideration to be paid by DTI in the form of fiber strands or cash, at our option, if the fiber is available.

     Our IRU agreements provide for reduced payments and varying penalties from the counter party for our late delivery of route segments, and allow the counter party, after expiration of grace periods, to delete such non-delivered segment from the system route to be delivered. Where we have exchanged IRUs to use our fiber optic facilities for IRUs to use the fiber optic facilities of other telecomunications companies, a significant increase in the level of consideration settled in the form of cash versus fiber for any of these counter parties could have a material adverse effect on our results of operations or financial condition.

     Monitoring and Maintenance. From our network management center in St. Louis, we monitor our equipment and facilities and provide technical assistance and support 24 hours a day, year-round. Various quality measures are monitored on an ongoing basis, with the aim of identifying problems at an early stage before they affect the customer. Through the use of sophisticated network management equipment, we are able to effectively control bandwidth and provide diagnostic services. We use internal technicians to install and repair electronics and to provide service to customers. We use external installers as necessary, to perform some initial installation work of equipment.

     Network Resilience. Our network infrastructure is designed to provide resilience through back-up power systems, automatic traffic re-routing and computerized automatic network monitoring. If our network experiences a failure of one of its links, the routing intelligence of the equipment is designed to enable the circuit to be transferred to the next choice route, thus ensuring circuit delivery without affecting the customer.

Products and Services

Carrier's Carrier Services

     General.  "Carrier's  carrier  services"  are  generally  the high capacity transmission services used by IXCs, ILECs and competitive local exchange carriers ("CLECs") to transmit telecommunications traffic. Customers using carrier's carrier services include (i) facilities-based carriers that require transmission capacity where they have geographic gaps in their facilities, need additional capacity or require alternative routing and (ii) non-facilities-based carriers requiring transmission capacity to carry their customers' telecommunications traffic. We currently provide carrier's carrier services through IRUs and network capacity agreements. Our three largest customers accounted for 68% of our revenues during fiscal 2000. Our present and planned carrier's carrier services are set forth below.

     Optical Windows. We are offering our carrier customers, through wholesale network capacity agreements dedicated, virtual circuits through the exclusive use of an OC-48 or lesser capacity, ring redundant wavelength of light, or optical window, on the regional rings in our network. We supply all fiber optic electronic equipment necessary to transmit telecommunications traffic along the regional ring. We offer agreements for the provision of optical windows for a term of years with fixed monthly payments over the term of the agreement, regardless of the level of usage. Uses of optical windows by an IXC can include point-to-point, dedicated data and voice circuit communications connections, as well as redundancy and overflow capacity for existing facilities of the IXC. Possible uses of optical windows by ILECs include connection of its central offices to other central offices or access tandems. An ILEC may also use such agreements as a cost-effective way to upgrade its network facilities. A CLEC may use optical window agreements as a way of "filling out" its network.

     We are offering our carrier customers the use of an OC-48 or lesser optical window to create a high quality, ring redundant means to efficiently deliver its calls to a significant number of end-users along these rings and aggregate, for further long haul transport, the outgoing calls of that carrier's customers along such rings to regional points of interconnection between the carrier's network and our network. We are able to offer this service because (i) our network is and will be physically interconnected with major IXC POPs in a region, (ii) our network will typically be interconnected through our own or leased facilities to major ILEC access tandems in a region, and (iii) our network will integrate high capacity switches. Currently, IXCs have to provide for the transport between each of their POPs and from each of those POPs to each of the access tandems in the areas adjacent to such POPs, which can involve the use of multiple networks and carriers. We believe that our method of transporting an IXC's traffic directly to access tandems would be attractive to an IXC because it should (i) reduce the administrative burden on the IXC of terminating such calls, because the IXC will have to contract with only one carrier to reach the ILEC access tandems, (ii) result in greater reliability, because the calls are transported over a newer system, with fewer potential points of failure, and (iii) result in greater accountability, because fewer telecommunications companies may be involved in the delivery of such traffic. We are offering leased services on a per-optical window, per-mile basis or a flat monthly rate for a given amount of capacity.

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

Sales and Marketing

     General. We currently have three employees focusing solely on carrier's carrier services. Sales personnel are compensated through a combination of salary and commissions. We plan to significantly expand our sales and marketing activities.

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

     We compete primarily on the basis of price, transmission quality, reliability, customer service and support. Prices in our industry have been declining and are expected to continue to do so. Our competitors in carrier's carrier services include many large and small IXCs including AT&T, MCI WorldCom, Sprint, IXC Communications, Qwest and McLeod USA. We compete with both LECs and IXCs in our end-user business. In the end-user private line services market, our principal competitors are SBC, Verizon Communications ("Verizon") and Sprint. In the local exchange market, we expect to face competition from ILECs and other competitive providers, including non-facilities based providers, and, as the local markets become opened to IXCs under the Telecommunications Act of 1996 (the "Telecom Act"), from long distance providers. See "--Risk Factors - Regulatory change could occur which might adversely affect our business."

     Some major long distance and local telecommunications service providers have also recently indicated a willingness to consolidate their operations to offer a joint long distance and local package of telecommunications services. MCI WorldCom currently provides both local exchange and long distance telecommunications services throughout the United States. Unlike MCI WorldCom, however, DTI's network is designed to reach secondary and tertiary markets, which are substantially bypassed by MCI WorldCom's long haul and local exchange networks. Qwest, a communications provider building a coast-to-coast fiber optic network in the United States, following its merger with LCI International, Inc., a retail long distance provider, has become the nation's fourth largest long distance company. Qwest completed a merger with U.S. West, one of the regional bell operating companies ("RBOCs"), with local and long haul facilities in the central and western U.S., in June 2000. In addition, in July 1998 AT&T completed its acquisition of Teleport Communications Group, Inc. ("TCG"), a facilities-based CLEC with networks in operation in 57 markets in the United States and in March 1999 completed its merger with Tele-Communications, Inc., a major cable franchise company that has been renamed AT&T Broadband and Internet Services ("AT&T Broadband"). SBC has acquired Ameritech, one of the original seven RBOCs, and Southern New England Telecommunications Corporation. Bell

Atlantic Corporation has merged with GTE Corporation ("GTE") and the combined company has been renamed Verizon. Many of these combined entities could offer a package of integrated services directly in competition with DTI in many of our targeted markets. In addition, other companies, such as CapRock Communications and Adelphia Business Solutions (formerly Hyperion) have announced business plans specifically focusing on secondary and tertiary markets in areas including our Midwestern region offering direct competition for our products.

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

     In addition to IXCs and LECs, entities potentially capable of offering local switched services in competition with the DTI network include cable television companies, such as AT&T Broadband, which is the second largest cable television company in the United States, electric utilities, microwave carriers, wireless telephone system operators and large subscribers who build private networks. Previous impediments to certain utility companies entering telecommunications markets under the Public Utility Holding Company Act of 1935 were also removed by the Telecom Act, at the same time creating both a new competitive threat and a source of strategic business and customer relationships for DTI.

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

     The Telecom Act is likely to have significant effects on our operations. The Telecom Act, among other things, allows the RBOCs to enter the long distance business after meeting certain competitive market conditions, and enables other entities, including entities affiliated with power utilities and ventures between ILECs and cable television companies, to provide an expanded range of telecommunications services. The General Telephone Operating Companies may enter the long distance markets without meeting these FCC criteria. Entry of such companies into the long distance business would result in substantial competition for carrier's carrier service customers, and may have a material adverse effect on DTI and such customers. However, we believe the RBOCs' and other companies' participation in the market will also provide opportunities for us to lease fiber or sell wholesale network capacity. On November 5, 1999, the FCC released a ruling that requires, among other things, incumbent local telephone companies to lease fiber that has not yet been activated ("dark fiber").

     Under the Telecom Act, the RBOCs may immediately provide long distance service outside those states in which they provide local exchange service ("out-of-region" service), and long distance service within the regions in which they provide local exchange service ("in-region" service) upon meeting certain conditions. The General Telephone Operating Companies may enter the long distance market without regard to limitations by region. The Telecom Act does, however, impose certain restrictions on, among others, the RBOCs and General Telephone Operating Companies in connection with their provision of long distance services. Out-of-region services by RBOCs are subject to receipt of any necessary state and/or Federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service. In-region services by RBOCs are subject to specific FCC approval and satisfaction of other conditions, including a checklist of pro-competitive requirements. Verizon and SBC recently received permission from the FCC to begin providing in-region long distance services in New York and Texas, respectively, and Verizon's approval for New York was recently upheld by the U.S. Court of Appeals for the D.C. Circuit. SBC has recently filed applications to provide such service in Missouri and Arkansas.

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

Federal Regulation

     The FCC classifies DTI as a non-dominant carrier. Under existing regulations, non-dominant carriers are required to file FCC tariffs listing the rates, terms and conditions of both interstate and international services provided by the carrier, however, under current regulations, by January 31, 2001, non-dominant carriers must cancel all tariffs for interstate domestic long distance service and provide such service by contract. Generally, the FCC has chosen not to exercise its statutory power to closely regulate the charges, practices or classifications of non-dominant carriers. However, the FCC has the power to impose more stringent regulation requirements on us and to change its regulatory classification. In the current regulatory atmosphere, we believe the FCC is unlikely to do so with respect to our service offerings.

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

     On May 8, 1997, the FCC released an order intended to reform its system of interstate access charges to make that regime compatible with the pro-competitive deregulatory framework of the Telecom Act. Access service is the use of local exchange facilities for the origination and termination of interexchange communications. The FCC's historic access charge rules were formulated largely in anticipation of the 1984 divestiture of AT&T and the emergence of long distance competition, and were designated to replace piecemeal arrangements for compensating ILECs for use of their networks for access, to ensure that all long distance companies would be able to originate and terminate long distance traffic at just, reasonable, and non-discriminatory rates, and to ensure that access charge revenues would be sufficient to provide certain levels of subsidy to local exchange service. While there has been pressure on the FCC historically to revisit its access pricing rules, the Telecom Act has made access reform timely. The FCC's access reform order adopts various changes to its rules and policies governing interstate access service pricing designed to move access charges, over time, to more economically efficient levels and rate structures. Among other things, the FCC modified rate structures for certain non-traffic sensitive access rate elements, moving some costs from a per-minute-of-use basis to flat-rate recovery, including one new flat-rate element; changed its structure for interstate transport services; and affirmed that ISPs may not be assessed interstate access charges. In response to claims that existing access charge levels are excessive, the FCC stated that it would rely on market forces first to drive prices for interstate access to levels that would be achieved through competition but that a "prescriptive" approach, specifying the nature and timing of changes to existing access rate levels, might be adopted in the absence of competition. On August 19, 1998, the Eighth Circuit upheld the FCC's decision in regard to interstate access charges. On August 5, 1999, the FCC gave ILECs progressively greater flexibility in setting interstate access rates as competition develops, including permitting those LECs to file tariffs for services on a streamlined basis and permitting them to remove interstate toll services between local access and transport areas ("LATAs") from price cap regulation upon full implementation of intra- and inter-LATA toll dialing parity. Though we believe that access reform through lowering and/or eliminating excessive access services charges will have a positive effect on our services offerings and operations, we cannot predict how or when such benefits may present themselves

     On August 1, 1996, the FCC adopted an order in which it attempted to adopt a framework of minimum, national rules to enable the states and the FCC to implement the local competition provisions of the Telecom Act. This order included pricing rules that apply to state commissions when they are called on to arbitrate rate disputes between ILECs and entities entering the local telephone market. The order also included rules addressing the three paths of entry into the local telephone market. Several parties filed appeals of the order, which were consolidated in the Eighth Circuit. On October 15, 1996, the U.S. Court of Appeals for the Eighth Circuit issued a stay of the implementation of certain of the FCC's rules and on July 18, 1997, the Court vacated portions of the FCC's decision and found that the FCC lacked the power to prescribe and enforce certain of its rules implementing the Telecom Act. On January 25, 1999, the U.S. Supreme Court reversed the Eighth Circuit decision and reaffirmed the FCC's authority to issue those rules, although it did invalidate a rule determining which network elements the ILECs must provide to competitors on an unbundled basis.

     The FCC  issued  certain  orders  on  remand  from the  Supreme  Court.  On
September 15, 1999, the FCC, reaffirmed that ILECs must provide particular unbundled network elements to competitors. The FCC determined that ILECs must provide six of the original seven network elements that it required to be unbundled in its original 1996 order. On November 5, 1999, the FCC detailed three changes affecting the ILECs' obligations to provide unbundled network elements to competitors. First, the FCC removed requirements previously imposed on ILECs to provide access to operator and directory assistance services. Second, the FCC modified the definitions of two previously defined unbundled network elements to require ILECs to provide unbundled access to portions of local loops and dark fiber optic loops and transport. Third, the FCC also removed requirements previously imposed on ILECs to provide access to unbundled local circuit switching for certain customers (i.e., customers with four or more lines that are located in the densest parts of the top 50 metropolitan statistical areas in the country), provided that they provide access to combinations of loop and transport network elements known as "enhanced extended links." The United States Telecom Association has appealed the FCC's November 5 order, and the Company cannot predict the outcome of that appeal or other proceedings that might arise from the FCC's 1999 orders on remand from the Supreme Court, which makes it difficult to predict whether we will be able to rely on existing interconnection agreements or have the ability to negotiate acceptable interconnection agreements in the future.

     On July 18, 2000, the Eighth Circuit issued a decision on remand from the Supreme Court's reversal of its 1997 decision. In that decision, the Eighth
Circuit invalidated parts of the FCC's interconnection pricing standards set forth in the August 1996 order. Those rules had required state commissions to base the rates that ILECs charge to CLECs for interconnection and for the use of unbundled network elements on the costs that would be incurred by the ILECs using the most efficient technology available, rather than the technology actually used by the ILEC and furnished to the CLEC. The Eighth Circuit held that the FCC should have based such rates on the cost of the ILEC's actual facilities. Although it is not clear to what extent, or how quickly, this decision will be reflected in state commission-approved interconnection agreements, the pricing standard required by the Eighth Circuit could result in higher interconnection and unbundled element rates, which could make it more difficult for carriers such as DTI to compete profitably with the ILECs.

     In three orders released on December 24, 1996, May 16, 1997, and May 31, 2000, the FCC made major changes in the interstate access charge structure. In the 1996 order, the FCC removed restrictions on ILECs' ability to lower access prices and relaxed the regulation of new switched access services in those markets where there are other providers of access services. If this increased pricing flexibility is not effectively monitored by federal regulators, it could have a material adverse effect on the Company's ability to compete in providing interstate access services.

     In the 1997 order, the FCC announced and began to implement its plan to bring interstate access rate levels more in line with costs. Pursuant to this plan, the FCC has adopted rules that grant ILECs subject to price cap regulation increased pricing flexibility upon demonstrations of increased competition or potential competition in relevant markets. The FCC elaborated on these access pricing flexibility rules in an order released on August 27, 1999. The manner in which the FCC implements this approach to lowering access charge levels could have a material effect on the Company's access charge revenues and on its ability to compete in providing interstate access services. Several parties appealed the 1997 order and on August 19, 1998, the 1997 order was affirmed by the U.S. Court of Appeals for the Eighth Circuit.

     In the 2000 order, the FCC adopted several proposals to further reform access charge rate structures, relying heavily on a proposal submitted by a coalition of long distance companies and ILECs referred to as "CALLS." These and related actions will result in significant changes to access charge rate structures and rate levels. As ILECs' access rates are reduced, the Company may experience downward market pressure on its own access rates. The impact of these new changes will not be fully known until they are fully implemented.

     In August 1999, the FCC asked for comment on claims by some long distance carriers that CLECs were charging those carriers excessively high rates for access to CLEC customers. Specifically, the FCC asked whether it should regulate CLEC access charges to ensure that these charges are not unreasonable. More recently, two coalitions of CLECs asked the FCC to prevent AT&T from withdrawing its long distance services from customers of those local telephone companies. These FCC proceedings are pending. Although we are unable to predict the outcome of these proceedings, a decision by the FCC to regulate the level of CLEC access charges could result in lower CLEC access charges and decrease the revenues some competitive carriers, such as DTI, receive from providing access services. Notably, AT&T and Sprint have disputed and refused payment of switched access charges billed by certain CLECs at rates which exceed the ILEC tariffed rate levels.

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

     The FCC has interpreted the Telecom Act to require that, where a subscriber of one local telephone company places a local call that must be handed off to a second local telephone company for delivery to the called party, the first carrier must pay reciprocal compensation to the second carrier for terminating the call. Several ILECs, including Southwestern Bell and BellSouth, have challenged whether the obligation to pay reciprocal compensation should apply to telephone calls received by end users who provide Internet access services. These end users are commonly known as Internet service providers or "ISPs," who have large amounts of incoming calls. The ILECs claim that calls made to ISPs are interstate in nature and that calls to ISPs therefore should be exempt from reciprocal compensation arrangements applicable to local calls carried by two local telephone companies. CLECs claim that interconnection agreements providing for reciprocal compensation contain no exception for local calls to ISPs and reciprocal compensation is therefore applicable. On February 25, 1999, the FCC determined that Internet traffic is largely interstate in nature, and accordingly the reciprocal compensation requirement in the Telecom Act does not apply to calls to ISPs. The FCC did not, however, determine whether calls to ISPs are subject to reciprocal compensation in any particular instance, and concluded that carriers are bound by their existing interconnection agreements, as interpreted by state commissions, and thus are subject to reciprocal compensation obligations to the extent provided in their interconnection agreements  or as  determined  by  state  commissions.  The FCC  also  opened  a rulemaking proceeding to adopt an appropriate prospective inter-carrier compensation mechanism for calls to ISPs.

     In March 2000, the U.S. Court of Appeals for the D.C. Circuit invalidated the FCC's February 1999 ruling, holding that the FCC order failed to include a satisfactory explanation for its determination that calls to ISPs are not subject to the Telecom Act's reciprocal compensation provisions. The FCC is now seeking comment on the issues revised by the Court's ruling. The FCC may either clarify its former decision or adopt a new one. We are unable to predict the outcome of this process. Until the matter is resolved, we expect that ILECs will continue to challenge reciprocal compensation payments in cases before state regulators. To the extent that state commissions are persuaded to find that interconnected calls to ISPs are not subject to reciprocal compensation obligations, the revenues of the Company could be negatively affected, since it would not receive reciprocal compensation on calls terminated on its networks to its ISP customers in those states. In the meantime, some states have determined that reciprocal compensation for ISP traffic should continue to be paid but we cannot predict the outcome of the FCC's proceedings and various states.

     To the extent that we operate as an LEC, we will be required to comply with local number portability rules and regulations. Compliance may require changes in our business processes and support systems.

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

Employees

     As of June 30, 2000, we employed 59 people. We believe our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. We believe that the relations with our employees are good.

                                  Risk Factors

     Set out below is a description of certain risk factors that may adversely affect our business and results of operations. You should carefully consider these risk factors and the other information contained in this report before investing in our Senior Discount Notes issued in 1998, which are described below in Item 5 - "Market for the Company's Common Stock and Related Shareholder Matters". Investing in our securities involves a high degree of risk. Any or all of the risks listed below could have a material adverse effect on our business, operating results or financial condition, which could cause the market price of our Senior Discount Notes to decline. You should also keep these risk factors in mind when you read forward-looking statements. There are other risks that may adversely affect our business that we are not able to anticipate, and the risks identified here may adversely affect our business or financial condition in ways that we cannot anticipate.

We have sustained substantial net losses and may not be able to continue as a going concern

     We have historically sustained substantial operating and net losses. For the following periods, we reported net losses of:

           Year ended June 30, 1997................... $   .6 million
           Year ended June 30, 1998................... $  9.4 million
           Year ended June 30, 1999................... $ 32.7 million
           Year ended June 30, 2000................... $ 57.3 million
           Inception through June 30, 2000............ $102.8 million

     These net losses may continue. During the remainder of calendar 2000 and thereafter, our ability to generate operating income, earnings before interest, taxes, depreciation and amortization ("EBITDA ") and net income will depend largely on demand for carrier's carrier services and our ability to sell those services. We cannot assure you that we will be profitable in the future. Failure to accomplish these goals may impair our ability to:

     - meet our obligations under the Senior Discount Notes, or other indebtedness; or

     - raise additional equity or debt financing needed to expand our network or for other reasons.

     These events could have a material adverse effect on our business, financial condition and results of operations.

         Additionally, the accompanying consolidated financial statements and financial information has been prepared assuming that we will continue as a going concern. We incurred losses from operations of $22 million and net losses of $57 million during the fiscal year ended June 30, 2000. We have not yet been successful in obtaining additional financing to sustain our operations and may have insufficient liquidity to meet our needs for continuing operations and meeting our obligations. As of June 30, 2000, DTI had $33 million of cash and cash equivalents. Such amounts, when coupled with anticipated collections of additional amounts due us under existing IRU agreements upon delivery of specific route segments, are expected to provide sufficient liquidity to meet our operating and capital requirements through approximately March 2001. Consequently, there is substantial doubt about our ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required, and (c) ultimately sustain profitability. Management's recent actions and plans in regard to these matters are as follows:

     1.   The  Company is  attempting  to  increase  sales of monthly  bandwidth
          capacity  to  reduce  the  amount  of  cash  flow   required  to  fund
          operations.

     2. The Company is selectively evaluating opportunities to sell additional dark fiber and empty conduits to supplement its liquidity position.

     3. The Company is exploring vendor financing options as a source of funding for its electronics purchases in order to light additional network capacity.

     4. The Company is exploring its options with respect to obtaining additional equity infusions as well as the possibility of additional debt financing.

     5. The Company is considering delaying, modifying or abandoning plans to build or acquire certain portions of our network in order to conserve cash until such time as additional cash is generated to support its business plan.

     There can be no assurance, however, that DTI will be successful in any of the above mentioned actions or plans in a timely basis or on terms that are acceptable to us and within the restrictions of our existing financing arrangements, or at all.

We may be unable to meet our substantial debt obligations

     We  have a  substantial  amount  of  debt.  As of  June  30,  2000,  we had approximately $367 million of indebtedness outstanding, most of which was evidenced by our Senior Discount Notes. Because we are a holding company that conducts our business through Digital Teleport, all existing and future indebtedness and other liabilities and commitments of our subsidiary, including trade payables, are effectively senior to the Senior Discount Notes, and Digital Teleport is not a guarantor of the Senior Discount Notes. As of June 30, 2000, DTI Holdings had aggregate liabilities of $424.2 million, including $41.9 million of deferred revenues. The indenture under which the Senior Discount Notes were issued (the "Indenture") limits but does not prohibit the incurrence of additional indebtedness by us, and we expect to incur additional indebtedness in the future, some of which may be incurred by Digital Teleport and any future subsidiaries.


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

We may be unable to raise the additional capital necessary to implement our business strategy

     The development of our business and the installation and expansion of our network have required and will continue to require substantial capital. While we anticipate that our existing financial resources will be adequate to fund our current priorities and our existing capital commitments through approximately March 2001, we expect to require significant additional capital in the future to fully complete the planned DTI network. We also may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions. These activities could require significant additional capital not included in the foregoing estimated capital requirements. Our ability to fund our required capital expenditures depends in part on:

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

A large number of options and warrants are outstanding, and the exercise of those options and warrants would most likely raise less capital than DTI could receive in a public offering

     At June 30, 2000, options and warrants to purchase an aggregate of 5,586,560 shares of common stock were outstanding. The warrant holders have certain rights to require the registration of the common stock that would be received upon exercise of the warrants. The outstanding shares of our Series A Convertible Preferred Stock are convertible into an aggregate of 30,000,000 shares of our common stock. Although the exercise of options or warrants may raise capital for us, the amounts raised may be less than we could receive in a public offering at the time of exercise.

We are dependent on a limited number of large customers

     A relatively small number of customers account for a significant amount of our total revenues. Our three largest customers in 2000 accounted for approximately 68% of our revenues. Our three largest customers in 1999 accounted for approximately 85% of our revenues.

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

     Certain of our IRU and wholesale network capacity agreements provide for reduced payments and varying penalties for late delivery of route segments and allow the counter party, after expiration of grace periods, to delete such non-delivered segments from the system route to be delivered. We are currently not in compliance with construction schedules under three of our agreements as follows:

1. In November 1999, we entered into an IRU agreement with Adelphia Business Solutions for over 4000 route miles on our network initially valued at between $27 to $42 million to DTI depending on the number of options for additional routes of fiber strands exercised by the parties. Adelphia paid $10 million in advance cash payments under the terms of the Agreement. In August 2000, Adelphia cancelled five routes or portions thereof, which will result in approximately $3.8 million in reduced future cash collections under the Agreement, plus the repayment to Adelphia of approximately $1.6 million previously paid to DTI by Adelphia, which was repaid in September 2000. In addition to providing for certain rights to cancel delivery of route segments not delivered to them by agreed upon dates, the Agreement also provides for monthly financial penalties for late deliveries. As of September 2000, DTI is late with respect to delivery of all routes, and accrued penalties under the Agreement totaled approximately $3.5 million. These penalties will result in an offset to future cash receipts by DTI upon delivery of the remaining routes. If Adelphia were to cancel all remaining route segments under the Agreement; then we would no longer receive the remaining approximate $20 million, net of penalties, due under the Agreement and would be required to return the remaining $8 million received upon execution of the Agreement plus interest. Additionally, we would receive none of the maintenance and other monthly and annual payments due under the terms of the Agreement.

2. We have a swap agreement with a counter party under which both DTI and the counter party have not delivered their respective routes by the contracted due date. The counter party to the agreement has initiated the delivery process for their two routes but we have yet to start the delivery process related to our two routes. Once the counter party has delivered their routes and we have accepted them we will be required to begin making annual cash payments to them of approximately $1.4 million, plus quarterly building and maintenance fees, in advance of their making payments to us for our routes. Additionally, we may be required to accrue penalties for late delivery of $100,000 per route per month. If the counter party were to exercise their rights to cancel delivery of our routes we would not receive approximately $26 million in lease payments over the term of the agreement plus quarterly maintenance, building space and other quarterly and annual payments due under the terms of the agreement.

3. An agreement dating back to October 1994, between AmerenUE and ourselves requires us to construct a fiber optic network linking AmerenUE's 86 sites throughout the states of Missouri and Illinois in return for cash payments to DTI and the use of various rights-of-way including downtown St. Louis. As of June 30, 2000, we had completed approximately 70% of the sites required for AmerenUE and expect to complete all such construction by the end of fiscal 2001. AmerenUE has given us notice that they intend to set off against amounts payable to us up to $90,000 per month, which as of September, 2000 totaled approximately $1.5 million (in addition to $400,000 previously set off against other payments) as damages and penalties under our contract with them due to our failure to meet certain construction deadlines, and AmerenUE has reserved its rights to seek other remedies under the contract which could potentially include reclamation of the rights-of-way granted to DTI. We are behind schedule with respect to such contract as a result of AmerenUE not obtaining on behalf of the Company certain rights-of-way required for completion of certain network facilities, and the limitation of our financial and human resources, particularly prior to the Senior Discount Notes Offering. We have obtained alternative rights-of-way to accelerate the completion of such construction. Upon completion and turn-up of services, AmerenUE is contractually required to pay us a remaining lump sum of approximately $4.1 million, less the above mentioned penalties, for their telecommunications services over our network.

     There can be no assurance that such customers or other customers will not in the future find us to have materially breached our contracts, that such customers will not terminate such contracts or that such customers will not seek other remedies.

     Under our agreements with various DOTs, we have the right to build a long haul, fiber optic network along the interstate highway system in exchange for providing long-haul telecommunications services and/or equipment along such network. The loss of our rights to routes constructed in accordance with the DOT agreements could have a material adverse effect on our business, financial condition and results of operations and our ability to make payments on the Senior Discount Notes. See "Our Business - Highway and Utility Rights-of-Way."

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

     The expansion of our network depends, among other things, on acquiring rights-of-way and required permits from railroads, utilities and governmental authorities on satisfactory terms and conditions and on financing such expansion, acquisition and construction. We have entered into long-term agreements with highway authorities in Arkansas, Kansas, Missouri, Oklahoma and Virginia and with electric utilities operating in Missouri and Southern Illinois as well as Tulsa, Oklahoma, under which we generally have access to various rights-of-ways in given localities. However, these agreements cover only a small portion of our planned network. In addition, after our network is completed and required rights and permits are obtained, we cannot guarantee that we will be able to maintain all of the existing rights and permits. If we fail to obtain rights and permits or we lose a substantial number of rights and permits our financial results would suffer which could have a material adverse effect on our business, financial condition and results of operation.

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

We are dependent on major suppliers for key equipment, materials and labor

     We are dependent upon single or limited source suppliers for our fiber optic cable, electronic equipment and construction services used in completing our network, some of which components employ advanced technologies built to specifications provided by us to such suppliers. In particular due to our purchase agreement with Pirelli through June 2001 we are dependent on Pirelli for our supply of fiber optic cable. We have also entered into a three-year agreement with Cisco in which we agreed to purchase from them at least 80% of our needs for certain DWDM equipment. Therefore, we are dependent on Cisco for DWDM equipment. To date, our arrangements have provided us with a supply of fiber optic cable and DWDM equipment at a generally stable, attractive price but delivery times for requested fiber continue to grow longer. We also are dependent on a small number of contractors for the construction of network routes built by DTI. There can be no assurance that our suppliers will be able to meet our future requirements on a timely basis. We could obtain equipment and services of comparable quality from several alternative suppliers. However, we may fail to acquire compatible services and equipment from such alternative sources on a timely and cost-efficient basis.

     Some of the technologically advanced equipment, including the DWDM equipment, which we are using in our network, has not been extensively used in our operations over a long-term period. We believe that such equipment will meet or exceed the required specifications and will perform satisfactorily. However, any extended failure of such equipment to perform as expected could have a material adverse effect on us.

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

     Our principal executive offices and Network Control Center are located in St. Louis, Missouri. We lease this 16,000 square-feet of space pursuant to the terms of the lease that expires in July 2001. The Company also leases additional office and equipment space in St. Louis, Missouri from Mr. Weinstein at market rates on a month-to-month basis. See "Certain Relationships and Related Transactions."

Item 3.  Legal Proceedings

     In June 1999, we and Mr. Weinstein settled a suit brought in the Circuit Court of St. Louis County, Missouri, in a matter styled Alfred H. Frank v. Richard D. Weinstein and Digital Teleport, Inc. Pursuant to the terms of the settlement we paid $1.25 million and Mr. Weinstein paid $1.25 million to the plaintiff. Mr. Weinstein obtained a loan from us for his portion of the settlement cost plus approximately $200,000 representing 50% of the legal costs incurred by the Company, that is repayable by Mr. Weinstein to us at the earliest of the following three events:

     -    a change in control of DTI

     -    a public offering of shares of DTI

     -    three years after the date of the loan

        The loan earns interest at a rate of 7.5% which will be payable at the same time as the principal balance is due. Mr. Weinstein has pledged 1,500,000 shares of his common stock in the Company as collateral for the loan.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5.  Market for the Company's Common Stock and Related Shareholder Matters

     There is no established public trading market for our common stock. As of June 30, 2000, there was one holder of our common stock and one holder of our restricted stock. We have never declared or paid cash dividends on our common stock. It is our present intention to retain all future earnings for use in our business and, therefore, we do not expect to pay cash dividends on the common stock in the foreseeable future. The declaration and payment of dividends on the common stock is restricted by the terms of our indebtedness under the indenture pursuant to which we issued our Senior Discount Notes.

     On February 23, 1998, we consummated a private placement in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act"), pursuant to which we issued and sold 506,000 units (the "Units") consisting of $506 million aggregate principal amount at maturity of Senior Discount Notes and warrants to purchase 3,926,560 shares of Common Stock (the "Warrants"). The Senior Discount Notes were sold at an aggregate price of $275 million, and we received approximately $265 million net proceeds, after deductions for offering expenses. The Warrants were allocated a value of $10 million. The Senior Discount Notes were initially purchased by Merrill Lynch, Pierce, Fenner & Smith Incorporated and TD Securities USA Inc., and were resold in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. On September 15, 1998, we completed an Exchange Offering under the Securities Act of 1933, of Series B Senior Discount Notes due 2008 and Warrants to Purchase 3,926,560 Shares of Common Stock for the Company's then outstanding Senior Discount Notes due 2008 and Warrants to Purchase 3,926,560 Shares of
Common Stock. The form and terms of the Series B Senior Discount Notes are identical in all material respects to those of the Senior Discount Notes, except for certain transfer restrictions and registration rights relating to the Senior Discount Notes and except for certain interest provisions related to such registration rights. Together the Series B Senior Discount Notes and Senior Discount Notes are referred to as the "Senior Discount Notes" throughout this document.

     Through September 24, 2000, under our Incentive Award Plan, we granted or became obligated to grant options to purchase an aggregate of 1,260,000 shares of our Common Stock to certain of our directors and key employees at exercise prices ranging from $2.60 to $6.66 per share. Such transactions were completed without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act and Rule 701 under the Securities Act.

Item 6. Selected Financial Data

                      Selected Consolidated Financial Data

     The following is a summary of selected historical financial data as of and for the five years in the period ended June 30, 2000 which has been derived from our audited Consolidated Financial Statements. The information set forth below should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and the audited Consolidated Financial Statements and notes thereto appearing elsewhere in this document.


                                                                    Fiscal Year Ended June 30,
                                                                    --------------------------
                                              1996(a)         1997            1998            1999           2000
                                              -------         ----            ----            ----           ----
Operating Statement Data:
 Total revenues.........................   $   676,801   $  2,033,990   $    3,542,771   $   7,209,383   $   8,985,534
                                           -----------   ------------   --------------   -------------   -------------

 Operating expenses:
   Telecommunication services...........       296,912      1,097,190        2,294,181       6,307,678      11,977,936
   Other services.......................             -        364,495                -               -               -
   Selling, general and administrative..       548,613        868,809        3,668,540       5,744,417       5,306,526
   Depreciation and amortization........       425,841        757,173        2,030,789       4,653,536      13,922,515
                                           -----------   ------------   --------------   -------------   -------------
     Total operating expenses                1,271,366      3,087,667        7,993,510      16,705,631      31,206,977
                                           -----------   ------------   --------------   -------------   -------------
 Loss from operations...................      (594,565)    (1,053,677)      (4,450,739)     (9,496,248)    (22,221,443)

 Interest income (expense) - net........      (191,810)      (798,087)      (6,991,773)    (22,219,999)    (32,825,756)
                                           -----------   ------------   --------------   -------------   -------------
 Loss before income taxes...............      (786,375)    (1,851,764)     (11,442,512)    (31,716,247)    (55,047,199)
 Income tax benefit/(provision).........              -     1,214,331        2,020,000      (1,000,000)     (2,234,331)
                                           -----------   ------------   --------------   -------------   -------------
 Net loss (e)...........................   $  (786,375)  $   (637,433)  $   (9,422,512)  $ (32,716,247)  $ (57,281,530)
                                           ===========   ============   ==============   =============   =============

Balance Sheet Data:
 Cash and cash equivalents..............   $   817,391      4,366,906   $  251,057,274   $ 132,175,829   $  32,841,453

 Network and equipment, net.............    13,064,169     34,000,634       77,771,527     213,469,187     317,103,473
 Total assets...........................    15,025,758     39,849,136      342,865,160     363,760,890     374,822,002
 Accounts payable.......................     1,658,836      5,086,830        4,722,418       9,561,973      10,248,286
 Vendor financing:
     Current............................             -              -                -       2,298,946       6,566,250
     Long-term..........................             -              -                -       2,298,946       3,843,158
 Senior discount notes, net.............             -              -      277,455,859     314,677,178     356,712,668
 Deferred revenues......................     6,734,728      9,679,904       16,814,488      22,270,006      41,917,427
 Redeemable Convertible  Preferred
     Stock(b)...........................             -     28,889,165                -               -               -
 Stockholders' equity (deficit) (b).....    (1,100,703)    (4,729,867)      41,958,122       7,919,145     (49,415,607)

Other Financial Data:
 Cash flows from operations.............   $   299,710   $  7,674,272   $    9,707,957   $  11,461,067   $   5,322,630
 Cash flows from investing activities       (1,122,569)   (19,417,073)     (44,952,682)   (128,367,335)   (102,456,285)
 Cash flows from financing activities...     1,500,030     15,292,316      281,935,093      (1,975,177)     (2,200,721)
 EBITDA (c).............................      (168,724)      (259,068)      (2,419,950)     (4,842,712)     (8,298,928)
 Capital expenditures...................     5,663,047     19,876,595       44,952,682     128,367,335     102,456,285
 Ratio of earnings to fixed charges (d).             -              -                -               -               -


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

(d) For purposes of calculating the ratio of earnings to fixed charges: (i) earnings consist of loss before income tax benefit, plus fixed charges excluding capitalized interest; and (ii) fixed charges consist of interest expenses and capitalized costs, amortization of deferred financing costs, plus the portion of rentals considered to be representative of the interest factor (one-third of lease payments). For the years ended June 30, 1996, 1997, 1998, 1999 and 2000 our earnings were insufficient to cover fixed charges by approximately $2.4 million, $2.5 million, $12.3 million, $39.3 million and $62.8, respectively.

(e) Net loss attributable to Common Stock, loss per share data and weighted average number of shares outstanding are not meaningful as there was only one common shareholder and no class of securities was registered.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis relates to our financial condition and results of operations for each of the three years ended June 30, 2000. This information should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial data appearing elsewhere in this document.

                                    Overview

Introduction

     We are a facilities-based communications company that is creating an approximately 20,000 route mile digital fiber optic network comprised of approximately 23 regional rings interconnecting primary, secondary and tertiary cities in 37 states and the District of Columbia. By providing high-capacity voice and data transmission services to and from secondary and tertiary cities, the Company intends to become a leading wholesale provider of regional communications transport services to IXCs and other communications companies. We currently provide carrier's carrier services under contracts with Tier 1 and Tier 2 carriers and other telecommunication companies. We also provide private line services to a few targeted business and governmental end-user customers. We are 47% owned by an affiliate of Kansas City Power & Light Company ("KCP&L").

Revenues

     We derive revenues principally from (i) the sale of wholesale telecommunications services, primarily through IRUs and wholesale network capacity agreements, to IXCs, such as the Tier 1 and Tier 2 carriers, and other telecommunications entities and (ii) the sale of telecommunications services directly to business and governmental end-users. For the year ended June 30, 2000, we derived approximately 97% and 3% of our total revenues from carrier's carrier services and end-user services, respectively. Of our total carrier's carrier service revenues, approximately 80% related to wholesale network capacity services and 20% related to IRU agreements.

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

     We derive carrier's carrier services revenues from IRUs and wholesale network capacity agreements. IRUs typically have a term of 20 or more years. We provide wholesale network capacity services through service agreements for terms of one year or longer which typically require customers to pay for such capacity regardless of level of usage. IRUs, which are accounted for as operating leases, generally require substantial advance payments and periodic maintenance fees over the terms of the agreements. Advance payments are recorded by us as deferred revenue and are then recognized on a straight-line basis over the terms of the IRU agreements. Fixed periodic maintenance payments are also recognized on a straight-line basis over the term of the agreements as ongoing maintenance services are provided. Wholesale network capacity agreements generally provide for a fixed monthly payment based on the capacity and length of circuit provided and sometimes require substantial advance payments. Advance payments and fixed monthly service payments are recognized on a straight-line basis over the terms of the agreements, which represent the periods during which services are rendered. For the years ended June 30, 1999 and 2000, our three largest carrier customers combined accounted for an aggregate of 91% and 69%, respectively, of carrier's carrier services revenues, or 85% and 68%, respectively, of total revenues. Our IRU contracts provide for the return of advance payments and reduced future payments and varying penalties for late delivery of route segments, and allow the customers, after expiration of grace periods, to delete such non-delivered segments from the system route to be delivered.

     End-user services are telecommunications services provided directly to businesses and governmental end-users. We currently provide private line services to end-users to connect certain points on an end-user's private telecommunications network as well as to bypass the applicable ILEC in accessing such end-user's long distance provider. Our end-user services agreements to date have generally provided for services for a term of one year or longer and for a fixed monthly payment based on the capacity and length of circuit provided, regardless of level of usage. For the year ended June 30, 1999 and 2000, six customers accounted for all of our end-user services revenue, or an aggregate of 6% and 3%, respectively, of total revenues.

     As of June 30, 2000, we have received aggregate advance payments of approximately $46 million from certain of our IRU, carrier's carrier and end-user customers which are recorded as deferred revenue when received.
Deferred revenues from IRUs, carrier's carrier and end-user customers are recognized on a straight-line basis over the life of the contract. Upon expiration, such agreements may be renewed or services may be provided on a month-to-month basis.

Operating Expenses

     Our principal operating expenses consist of the cost of telecommunications services, selling, general and administrative ("SG&A") expenses, depreciation and amortization.

     The cost of telecommunications services consists primarily of the cost of leased line facilities and capacity, operating costs in connection with our owned facilities and costs related to fibers accepted under our long-term IRUs. Because we currently provide carrier's carrier and end-user services principally over our own network, the cost of providing these services includes a minor amount of leased space (in the form of physical collocation at ILEC access tandems and IXC POPs) and leased line capacity (to fill requirements of a customer contract which are otherwise substantially met on our network and typically where we plan to expand our network) and ILEC access charges. Leased space, power and maintenance costs have increased significantly as we have accepted fibers related to our long-term IRUs. Further, leased line capacity costs and access charges are expected to increase significantly because we expect to obtain access to a greater number of ILEC facilities through leased lines in order to reach end-users and access tandems that cannot be cost-effectively connected to our network in a given local market. Operating costs include, but are not limited to, costs of managing our network facilities, technical personnel salaries and benefits, rights-of-way fees, locating installed fiber to minimize the risk of fiber cuts and property taxes.

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

Operating Losses

     As a result of build-out and operating expenses, we have incurred significant operating and net losses to date. Losses from operations in fiscal 1998, 1999 and 2000 were $4 million, $9 million and $22 million, respectively. We may incur significant and possibly increasing operating losses. There can be no assurance that we will achieve or sustain profitability or generate sufficient positive cash flow to meet our debt service obligations and working capital requirements. If we cannot achieve operating profitability or positive cash flows from operating activities, we may not be able to service the Senior Discount Notes or meet our other debt service or working capital requirements, which could have a material adverse effect on us.

                              Results of Operations

     The table set forth below summarizes our percentage of revenue by source and operating expenses as a percentage of total revenues:

                                                Fiscal Year Ended June 30,
                                                --------------------------
                                               1998       1999        2000
                                               ----       ----        ----
Revenue:
  Carrier's carrier services...............     87%         94%         97%
  End-user services........................     13           6           3
                                               ---         ---         ---
     Total revenue.........................    100%        100%        100%

Operating Expenses:
  Telecommunications services..............     65%         88%        133%
  Selling, general and administrative......    104          80          59
  Depreciation and amortization............     57          64         155
                                               ---         ---         ---
     Total operating expenses..............    226%        232%        347%
                                               ===         ===         ===

Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 2000

     Revenue. Total revenue grew 25% from $7.2 million in 1999 to $9.0 million in 2000 principally due to increased revenue from carrier's carrier services. Revenue from carrier's carrier services was up 29% to $8.7 million primarily due to increased sales of capacity on our completed routes. End-user revenues declined 40%, which is attributable to the expiration of a customer's contract.

     Operating Expenses. Operating expenses grew 87% from $16.7 million in 1999 to $31.2 million in 2000, due primarily to increases in telecommunications services and depreciation and amortization. Telecommunications services expenses were up 90% to $12.0 million in 2000 due to increased personnel costs to support the expansion of our network, property taxes, leased capacity costs incurred to support customers in areas not yet reached by our network, and costs related to recently accepted dark fiber segments on previously acquired routes. Selling, general and administrative expenses were down 8% to $5.3 million in 2000 due mainly to a reduction in outside legal, professional and consulting costs as more of these functions are now performed internally. Depreciation and amortization grew 199% over last year due to higher amounts of plant and equipment being in service in 2000 versus 1999. We expect that significant additional amounts of plant and equipment will be placed in service throughout fiscal 2001. As a result, depreciation and amortization will continue to grow as we continue to invest in capital assets to increase network capacity and as additional network routes are placed into service.

     Other Income (Expenses). Net interest and other income (expense) increased from a net expense of $22.2 million in 1999 to net expense of $32.8 million in 2000. Interest income decreased from $10.7 million in 1999 to $4.0 million in 2000 as the average cash balances and related interest income from our investment-grade securities have decreased as we have implemented our business strategy. Similarly, as a result of the Senior Discount Notes issued in February 1998, interest expense increased from $31.5 million in 1999 to $36.8 million in 2000 due to the continued accretion of the Senior Discount Notes, which result in increasing noncash interest expense. Additionally, we and Mr. Weinstein, President and CEO of the Company, settled a lawsuit which resulted in a one-time charge of $1.5 million in fiscal 1999.

     Income Taxes. An income tax provision of $1.0 million was recorded in fiscal 1999 related to the anticipated settlement of an income tax examination. This matter was settled at no cost to the Company and the related $1 million provision was reversed in June 2000. Additionally, as management believes it is likely that we will not generate taxable income sufficient to realize certain of the tax benefits associated with future deductible temporary differences and net operating loss carryforwards prior to their expiration a tax provision of $3.2 million was recorded in June 2000 to provide a valuation allowance for the Company's deferred tax asset. The net effect of the two transactions in fiscal 2000 was $2.2 million.

     Net Loss. Net loss for the fiscal year ended June 30, 1999 was $32.7 million compared to $57.3 million for the fiscal year ended June 30, 2000 as a result of the factors discussed above.

Fiscal Year Ended June 30, 1998 Compared to Fiscal Year Ended June 30, 1999

     Revenue. Total revenue grew 103% from $3.5 million in 1998 to $7.2 million in 1999 principally due to increased revenue from carrier's carrier services. Revenue from carrier's carrier services was up 121% to $6.8 million primarily due to increased sales of capacity on our completed routes. End-user revenues declined 9%, which is attributable to the expiration of a customer's contract.

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

     Income Taxes. An income tax benefit of $2.0 million was recorded in fiscal 1998 as management believes it is more likely than not that we will generate taxable income sufficient to realize certain of the tax benefits associated with future deductible temporary differences and net operating loss carryforwards prior to their expiration. A tax provision of $1.0 million was recorded in fiscal 1999 related to the anticipated settlement of an income tax examination.

     Net Loss. Net loss for the fiscal year ended 1998 was $9.4 million compared to $32.7 million for the fiscal year ended June 30, 1999 as a result of the factors discussed above.

                         Liquidity and Capital Resources

     We have funded our capital expenditures, working capital and debt requirements and operating losses through a combination of advance payments for future telecommunications services received from certain major customers, debt and equity financing and external borrowings.

     At June 30, 2000, we had a working capital surplus of $27.2 million, which represents a decrease of $89.3 million compared to the working capital surplus of $116.5 million at June 30, 1999. This decrease is primarily attributable to the continued build-out of our network.

         The net cash provided by operating activities for the years ended June 30, 1999 and 2000 totaled $11.5 million and $5.3 million, respectively. During fiscal 1999, net cash provided by operating activities resulted principally from an increase in interest income of $5.7 million and additional deferred revenues of $5.5 million relating to advance payments received under IRUs, wholesale network capacity agreements and end-user agreements. From fiscal 1999 to 2000, net cash provided by operating activities decreased $6.2 million primarily due to increased telecommunications costs to support our network as it has expanded and less cash derived from interest income as the average cash balances have decreased as we have implemented our business strategy. As of June 30, 2000, payments of approximately $158.7 million will become due us over the next twenty years under existing agreements with certain major customers upon meeting our obligations under such agreements, which require us to provide telecommunications services, dark fiber capacity, maintenance, power and building space under our respective agreements. We, in turn, will owe approximately $180.2 million over the next twenty years in order to meet our existing obligations under certain agreements for dark fiber capacity, maintenance, power, and building space.

         Our investing activities used cash of $128.4 million for the year ended June 30, 1999 and $102.5 million for the year ended June 30, 2000. During both years 100% of the investing activities were in network and equipment.

         Cash provided by (used in) financing activities was $2.0 million for the year ended June 30, 1999 and $(2.2) million for the year ended June 30, 2000. During fiscal 1999 the Company paid $525,000 in financing costs and granted a loan to an officer for $1.5 million as described in Item 13 below, "Certain Relationships and Related Transactions." Additionally, in December, 1998 we entered into a vendor financing agreement with our fiber optic cable vendor allowing for deferred payment terms of one and two-year periods on qualifying cable purchases up to $15.0 million. This agreement expired in June 2000 and was not renewed. During fiscal 2000, we paid down $2.2 million of our outstanding vendor financing. We did not enter into any new cash financing transactions during fiscal 2000.

         The accompanying consolidated financial statements and financial information has been prepared assuming that we will continue as a going concern. We incurred losses from operations of $22 million and net losses of $57 million during the fiscal year ended June 30, 2000. We have not yet been successful in obtaining additional financing to sustain our operations and may have insufficient liquidity to meet our needs for continuing operations and meeting our obligations. As of June 30, 2000, DTI had $33 million of cash and cash equivalents. Such amounts, when coupled with anticipated collections of additional amounts due us under existing IRU agreements upon delivery of specific route segments, are expected to provide sufficient liquidity to meet our operating and capital requirements through approximately March 2001. Consequently, there is substantial doubt about our ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required, and (c) ultimately sustain profitability. Management's recent actions and plans in regard to these matters are as follows:

     1.   The  Company is  attempting  to  increase  sales of monthly  bandwidth
          capacity  to  reduce  the  amount  of  cash  flow   required  to  fund
          operations.

     2. The Company is selectively evaluating opportunities to sell additional dark fiber and empty conduits to supplement its liquidity position.

     3. The Company is exploring vendor financing options as a source of funding for its electronics purchases in order to light additional network capacity.

     4. The Company is exploring its options with respect to obtaining additional equity infusions as well as the possibility of additional debt financing.

     5. The Company is considering delaying, modifying or abandoning plans to build or acquire certain portions of our network in order to conserve cash until such time as additional cash is generated to support its business plan.

     There can be no assurance, however, that DTI will be successful in any of the above mentioned actions or plans in a timely basis or on terms that are acceptable to us and within the restrictions of our existing financing arrangements, or at all.

     To achieve our business plan, we will need significant financing to fund our capital expenditure, working capital, debt service requirements and our anticipated future operating losses. Our estimated capital requirements primarily include the estimated cost of (i) constructing the remaining portions of the planned DTI network routes, (ii) purchasing, for cash, fiber optic facilities pursuant to long-term IRUs for planned routes that we will neither construct nor acquire through swaps with other telecommunication carriers, and
(iii) additional network expansion activities, including the construction of additional local loops in secondary and tertiary cities as network traffic volume increases. We estimate that total capital expenditures necessary to complete our network will approximate $650 million, of which we had expended $335 million as of June 30, 2000. During the balance of fiscal year 2001, we anticipate our capital expenditure priorities will be focused principally on completing our nationwide backbone and lighting rings in our network in areas in which we believe there is strong carrier interest. We anticipate that our existing financial resources will be adequate to fund our existing capital commitments which consist principally of construction commitments of $11 million for network segments under construction and payments required under existing IRU and short-term lease agreements, totaling $8 million, which are payable within the next twelve months as related contract completion criteria are met. In addition, we have a commitment at June 30, 2000 for eight telecommunications switches totaling $15 million which is cancelable upon the payment of a cancellation fee of $42,000 for each of the remaining unpurchased switches. We also may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions. These activities could require significant additional capital not included in the foregoing estimated capital requirements.

     We have entered into various agreements with state DOTs that require us to construct our network facilities in order to obtain rights-of-way. Our agreement with the Kansas Department of Transportation requires us to build approximately 750 miles of fiber optic network along an interstate highway system by September 2000, of which approximately 600 miles have been completed. We may lose our rights under this agreement if we are declared in breach of the agreement and do not cure such breach as required under the terms of the agreement.

     In November 1999, we entered into an IRU agreement with Adelphia Business Solutions for over 4000 route miles on our network initially valued at between $27 to $42 million to DTI depending on the number of options for additional routes of fiber strands exercised by the parties. Adelphia paid $10 million in advance cash payments under the terms of the Agreement. In August 2000, Adelphia cancelled five routes or portions thereof, which will result in approximately $3.8 million in reduced future cash collections under the Agreement, plus the repayment to Adelphia of approximately $1.6 million previously paid to DTI by Adelphia, which was repaid in September 2000. In addition to providing for certain rights to cancel delivery of route segments not delivered to them by agreed upon dates, the Agreement also provides for monthly financial penalties for late deliveries. As of September 2000, DTI is late with respect to delivery of all routes, and accrued penalties under the Agreement totaled approximately $3.5 million. These penalties will result in an offset to future cash receipts by DTI upon delivery of the remaining routes. If Adelphia were to cancel all remaining route segments under the Agreement; then we would no longer receive the remaining approximate $20 million, net of penalties, due under the Agreement and would be required to return the remaining $8 million received upon execution of the Agreement plus interest. Additionally, we would receive none of the maintenance and other monthly and annual payments due under the terms of the Agreement.

     We have a swap agreement with a counter party under which both DTI and the counter party have not delivered their respective routes by the contracted due date. The counter party to the agreement has initiated the delivery process for their two routes but we have yet to start the delivery process related to our two routes. Once the counter party has delivered their routes and we have accepted them we will be required to begin making annual cash payments to them of approximately $1.4 million, plus quarterly building and maintenance fees, in advance of their making payments to us for our routes. Additionally, we may be required to accrue penalties for late delivery of $100,000 per route per month. If the counter party were to exercise their rights to cancel delivery of our routes we would not receive approximately $26 million in lease payments over the term of the agreement plus quarterly maintenance, building space and other quarterly and annual payments due under the terms of the agreement.

     In another swap agreement, if we do not settle an obligation by providing the counter party with additional DTI fiber by December 31, 2000, we will be required to pay an additional $7 million in cash to the counter party.

     An agreement dating back to October 1994, between AmerenUE and ourselves requires us to construct a fiber optic network linking AmerenUE's 86 sites throughout the states of Missouri and Illinois in return for cash payments to DTI and the use of various rights-of-way including downtown St. Louis. As of June 30, 2000, we had completed approximately 70% of the sites required for

AmerenUE and expect to complete all such construction by the end of fiscal 2001. AmerenUE has given us notice that they intend to set off against amounts payable to us up to $90,000 per month, which as of September, 2000 totaled approximately $1.5 million (in addition to $400,000 previously set off against other payments) as damages and penalties under our contract with them due to our failure to meet certain construction deadlines, and AmerenUE has reserved its rights to seek other remedies under the contract which could potentially include reclamation of the rights-of-way granted to DTI. We are behind schedule with respect to such contract as a result of AmerenUE not obtaining on behalf of the Company certain rights-of-way required for completion of certain network facilities, and the limitation of our financial and human resources, particularly prior to the Senior Discount Notes Offering. We have obtained alternative rights-of-way to accelerate the completion of such construction. Upon completion and turn-up of services, AmerenUE is contractually required to pay us a remaining lump sum of approximately $4.1 million, less the above mentioned penalties, for their telecommunications services over our network.

     On February 23, 1998, we completed the issuance and sale of the Senior Discount Notes, from which we received proceeds, net of underwriting discounts and expenses, totaling approximately $265 million. We are using and have used the net proceeds (i) to fund additional capital expenditures required for the completion of the our network, (ii) to expand our management, operations and sales and marketing infrastructure and (iii) for additional working capital and other general corporate purposes. We may incur significant and possibly increasing operating losses and expect to generate negative net cash flows after capital expenditures during at least the next two years as we continue to invest substantial funds to complete our network and develop and expand our telecommunications services and customer base. Accordingly, if we cannot achieve operating profitability or positive cash flows from operating activities, we may not be able to service the Senior Discount Notes or to meet our other debt service or working capital requirements, which would have a material adverse effect on us.

     Subject to the Indenture provisions that limit restrictions on the ability of any of our Restricted Subsidiaries to pay dividends and make other payments to us, future debt instruments of Digital Teleport may impose significant restrictions that may affect, among other things, the ability of Digital Teleport to pay dividends or make loans, advances or other distributions to us. The ability of Digital Teleport to pay dividends and make other distributions also will be subject to, among other things, applicable state laws and regulations. Although the Senior Discount Notes do not require cash interest payments until September 1, 2003, at such time the Senior Discount Notes will require annual cash interest payments of $63 million. In addition, the Senior Discount Notes mature on March 1, 2008. We currently expect that the earnings and cash flow, if any, of Digital Teleport will be retained and used by such subsidiary in its operations, including servicing its own debt obligations. We do not anticipate that we will receive any material distributions from Digital Teleport prior to September 1, 2003. Even if we determine to pay a dividend on or make a distribution in respect of the capital stock of Digital Teleport, there can be no assurance that Digital Teleport will generate sufficient cash flow to pay such a dividend or distribute such funds to us or that applicable state law and contractual restrictions, including negative covenants contained in any future debt instruments of Digital Teleport, will permit such dividends or distributions. The failure of Digital Teleport to pay or to generate sufficient earnings or cash flow to distribute any cash dividends or make any loans, advances or other payments of funds to us would have a material adverse effect on our ability to meet our obligations on the Senior Discount Notes. Further, there can be no assurance that we will have available, or will be able to acquire from alternative sources of financing, funds sufficient to repurchase the Senior Discount Notes in the event of a Change of Control.

                                    Inflation

     We do not believe that inflation has had a significant impact on our consolidated results of operations.

                            New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133") which requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. In June 1999, FASB delayed the effectiveness of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 will not have an impact on our financial position, results of operations or cash flows.

     In June 1999, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66." The interpretation is effective for sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Under this interpretation, we believe dark fiber is considered integral equipment and accordingly, title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. The application of the provisions of FASB Interpretation No. 43 did not have an impact on our financial position, results of operations or cash flows.

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying General Accepted Accounting Principles to revenue recognition and accounting for deferred costs in the financial statements. The Company is still assessing the impact that SAB 101 will have on its financial position, results of operations or cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Company

     The following table sets forth certain information concerning directors and executive officers of the Company as of June 30, 2000.

                     Directors and Executive Officers Table

Name                       Age  Position(s) with the Company
----                       ---  ----------------------------
Richard D. Weinstein (1)   48   President, Chief Executive Officer and Secretary; Director
                                    and Chairman
Gary W. Douglass           49   Senior Vice President, Finance and Administration
                                    and Chief Financial Officer
Jerry W. Murphy            42   President - DTI Network Services and Chief Technology Officer
Daniel A. Davis            34   Vice President and General Counsel
Ronald G. Wasson (1)       55   Director
Gregory J. Orman           31   Director
Richard S. Brownlee, III   54   Director
Kenneth V. Hager           49   Director

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

     Gary  W.   Douglass   became  our  Senior  Vice   President,   Finance  and
Administration and Chief Financial Officer, in July 1998. From March 1995 to December 1997, Mr. Douglass was Executive Vice President and Chief Financial Officer of Roosevelt Financial Group, Inc., a publicly held banking corporation that merged with Mercantile Bancorporation Inc. in July 1997. Prior to joining Roosevelt Financial, Mr. Douglass was a partner with Deloitte & Touche LLP, where he was in charge of the accounting and auditing function and financial institution practice of the firm's St. Louis office. Mr. Douglass was a director from January 2000 to May 2000 at which time he resigned from the Board of Directors.

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

     Daniel A. Davis our Vice President and General Counsel, joined us in June 1998 from the law firm of Bryan Cave LLP, our primary outside counsel. At Bryan Cave, Mr. Davis practiced in the corporate transactions and corporate finance groups, representing primarily telecommunications and other technology based companies. Mr. Davis specialized in mergers and acquisitions, public offerings, financings and federal securities law. Mr. Davis received a B.A, from the University of Illinois and a J.D. from St. Louis University School of Law, cum laude.

     Ronald G. Wasson has been one of our directors since March 1997. He is currently Chairman of the Board of KLT Inc. a wholly-owned subsidiary of KCP&L. He is also President KLT Telecom Inc., a wholly-owned subsidiary of KLT Inc. (together "KLT"). Mr. Wasson joined KCP&L in 1966 as Power Sales Engineer and held various positions in marketing, engineering, corporate planning and economic controls until 1977. After working briefly for R.W. Beck and Associates as a Principal Engineer, he rejoined KCP&L in 1979 in the Operational Analysis and Development Department as a Management Analyst. In 1980, he was appointed Manager of Fossil Fuels, became Vice President of Purchasing in 1983, Vice President of Administrative Services in 1986 and Senior Vice President of Administration and Technical Services in 1991. Effective January 1995, he transferred to KLT as Executive Vice President until he was named President in November 1996 and his current position as Chairman in January 2000. Mr. Wasson also serves on the Board of Directors of Junior Achievement of Mid-America and the Board of Governors for the American Royal Association in Kansas City, Missouri.

     Gregory J. Orman has been one of our directors since February 2000. Mr. Orman currently serves as Chief Executive Officer, President and Director of KLT which position he has held since January 2000. Mr. Orman started with KLT in November 1996 as President of KLT Energy Services, Inc. which position he still retains. Mr. Orman is also a director for Bracknell, Inc. Mr. Orman has held positions as Chairman of the Board of Nationwide Electric from September 1997 to September 1999 and Chief Executive Officer and President of Custom Energy, LLC form January 1997 to July 1999. Prior to these positions he was Chairman and CEO of Environmental Lighting Concepts, a company he co-founded in 1992 and sold to KLT in 1996. Mr. Orman graduated from Princeton University and began his career at McKinsey & Company, an international management consulting firm.

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

     Since the resignation of Mr. Douglass as a director in May, 2000, there has been a vacancy on the board. Under the Shareholders' Agreement, Mr. Weinstein has the right to designate the person to fill such vacancy, but he has not yet done so.

Item 11.  Executive Compensation

     The following table sets forth all compensation awarded, earned or paid during the last three fiscal years to our: (i) Chief Executive Officer and (ii) the four most highly compensated executive officers in fiscal 1999 other than the Chief Executive Officer, (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                                                 Long-term Compensation
                                                                                 ----------------------
                                                                Other Annual     Restricted     Securities      All Other
        Name and                        Annual Compensation     Compensation        Stock       Underlying    Compensation
   Principal Position          Year     Salary($)   Bonus($)         ($)          Awards($)     Options(#)         ($)
   ------------------          ----     -------------------     ------------     ----------     ----------    ------------
Richard D. Weinstein,          2000      $155,769          -           -                 -             -        $280,300 (1)
  President, Chief Executive   1999       150,000          -           -                 -             -          85,098 (1)
  Officer and Secretary        1998       150,000          -           -                 -             -          83,234 (1)

H.P. Scott, Senior Vice        2000        55,000          -           -                 -             -         290,800 (2)
  President                    1999       168,350          -           -                 -             -         169,600 (2)
                               1998        28,800   $100,000           -                 -             -               -


Gary W. Douglass, Senior       2000       207,692     50,000           -                 -             -         105,642 (2)(6)
 VP, Finance and               1999       192,308     66,667           -          $200,000 (3)   200,000 (4)           -
  Administration and Chief     1997             -          -           -                 -             -               -
  Financial Officer

Jerry W. Murphy, President -   2000       186,058     15,000           -                 -             -               -
 DTI Network Services and      1999       170,385     83,333           -                 -       300,000 (5)      12,297 (6)
 Chief Technology Officer      1998         5,538          -           -                 -             -               -

Daniel A. Davis, VP and        2000       151,422     45,000           -                 -             -         100,000 (2)
  General Counsel              1999       127,308     45,000           -                 -       150,000 (5)           -
                               1998        23,846          -           -                 -             -               -

--------------
(1) Amount represents rent paid for our POP and switch facility site in St. Louis, equipment sold to the Company and other fringe benefits.

(2)  Amount reflects payment of sales and business development awards.

(3) Represents the dollar value (net of consideration to be paid by Mr. Douglass) for 200,000 shares of restricted stock, which represents the aggregate value and number of shares of restricted stock held by Mr. Douglass. The shares vest in an amount of one-third each year on the three anniversary dates of grant, beginning on July 9, 1999. Mr. Douglass received a tax gross-up for taxes due related to this restricted stock.

(4) Shares of common stock underlying stock options awarded under the Stock Option Plan. Mr. Douglass also has a put feature that will allow him to put these shares to us at a price of $12.16 per share. Additionally, Mr. Douglass will receive a tax gross-up for taxes due related to this award.

(5) Shares of common stock underlying stock options awarded under the Stock Option Plan.

(6)  Represents reimbursed relocation expenses or other fringe benefits.


                     Options/SAR Grants in Last Fiscal Year

     There were no stock option grants to the five most highly compensated officers during fiscal 2000 under the Stock Option Plan.

                      Employment and Consulting Agreements

Weinstein Employment Agreement

     As a condition of the KLT Investment, we and Mr. Weinstein entered into an employment agreement (the "Weinstein Employment Agreement"), which provides that Mr. Weinstein will serve as our President and Chief Executive Officer and in such other capacities as the Board may determine. The Agreement expired on January 1, 2000. Mr. Weinstein is continuing in this capacity as President and Chief Executive Officer under terms consistent with the Agreement. For the duration of the lease of our POP and switch facility site in St. Louis entered into as of December 31, 1996 by and among Mr. Weinstein, his wife and us (as amended, the "Lease Agreement"), Mr. Weinstein is being compensated at the rate of $150,000 per year (which is in addition to payments made to Mr. Weinstein under the Lease Agreement), in addition to group health or other benefits generally provided to our other employees. During its term and for two years thereafter, the Weinstein Employment Agreement restricts the ability of Mr. Weinstein to compete with us as an employee of or investor in another company in a 14-state region in the Midwest. The Weinstein Employment Agreement also imposes on Mr. Weinstein certain non-solicitation restrictions with respect to Company employees, customers and clients.

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

Scott Consulting Agreement

     In April 1999, the Company and Mr. H.P. Scott entered into a new consulting agreement (the "Scott Agreement"), which provides that Mr. Scott will serve as a Senior Vice President of the Company for a term of one year, providing such consulting services as the Company requests, in the areas of carrier's carrier sales, fiber swaps and any other services as mutually agreed. For the duration of the Scott Agreement, Mr. Scott will be compensated at a rate of $5,000 per month for such consulting services. At the current time, Mr. Scott is no longer working on the Company's behalf.

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

Davis Employment Agreement

     In June 1998, Digital Teleport and Mr. Davis entered into an employment agreement which was subsequently amended (the "Davis Agreement"), which provides that Mr. Davis will serve in a full-time capacity as Vice President and General Counsel of Digital Teleport for a term of six years for a minimum base compensation of $185,000 per year, in addition to group health or other benefits generally provided to other Digital Teleport employees. Moreover, Mr. Davis is eligible for discretionary incentive compensation of up to one-third of his annual base compensation each year. In addition to his cash compensation, we granted Mr. Davis nonqualified options to purchase 150,000 shares of our Common Stock at $6.66 per share.

     The Davis Agreement restricts the ability of Mr. Davis to compete with Digital Teleport during the term thereof and for up to one year thereafter as a principal, employee, partner, consultant, agent or otherwise in any region in which Digital Teleport does business at such time, provided that Mr. Davis is not restricted from any activity in the practice of law or any business activities incident thereto. The Davis Agreement also imposes on Mr. Davis certain confidentiality obligations and proprietary and non-solicitation restrictions with respect to Digital Teleport employees, customers and clients.


                              Incentive Award Plan

     Our 1997 Long-Term Incentive Award Plan (the "Plan") was adopted by our Board of Directors in December 1997. A total of 3,000,000 shares of our Common Stock has been reserved for issuance under the Plan. We have granted or are obligated to grant options to purchase an aggregate of 960,000 shares of Common Stock to certain of our key employees at an exercise price equal to the fair market value of the Common Stock on the applicable date of grant. We have also granted options to purchase 150,000 shares of Common Stock to each of our non-affiliated directors (i.e., Messrs. Hager and Brownlee) at an exercise price equal to the fair market value of the Common Stock on the date of grant. We are also obligated to issue 200,000 shares of restricted stock to an executive officer under the Plan. No other options or other awards are outstanding under the Plan. The Plan will terminate in December 2007, unless sooner terminated by the Board of Directors.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the outstanding Common Stock of DTI as of June 30, 2000 by each person or entity who is known by us to beneficially own 5% or more of the Common Stock, which includes our President and Chief Executive Officer, each of our directors and all of our directors and executive officers as a group.


                                       Number Of Shares       Percent Of
                                         Beneficially        Common Stock
Name Of Beneficial Owner                    Owned           Outstanding (a)
------------------------               ----------------     ---------------
Richard D. Weinstein................      30,000,000              47%
8112 Maryland Avenue, 4th Floor
St. Louis, Missouri 63105

KLT Telecom Inc.(b).................      30,000,000              47%
1201 Walnut Avenue
Kansas City, Missouri 64141

Ronald G. Wasson(b).................      30,000,000              47%
Gregory J. Orman(b).................      30,000,000              47%
Richard S. Brownlee, II ............              --              --
Kenneth V. Hager....................              --              --
Directors and executive officers
   as a group (7 persons)                 60,000,000              94%

-------------------------

(a) Reflects Common Stock outstanding, on a fully diluted basis, after giving effect to the conversion of all outstanding shares of the Series A Preferred Stock into Common Stock and conversion of the Warrants and options outstanding. KLT owns 30,000 shares of the Series A Preferred Stock, which constitutes 100% of such stock. Each such share of Series A Preferred Stock is convertible into 1,000 shares of Common Stock of the Company.

(b) All of the shares shown as owned by each of Messrs. Wasson and Orman are the shares of Series A Preferred Stock owned by KLT Telecom Inc. KLT Telecom Inc. is a wholly-owned subsidiary of KLT Inc. (together "KLT"), a wholly-owned subsidiary of KCP&L. Mr. Wasson is the Chairman of the Board of KLT. Mr. Orman is the Chief Executive Officer, President and Director of KLT. Each of Messrs. Wasson and Orman disclaims beneficial ownership of such shares held by KLT.

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

Item 13. Certain Relationships and Related Transactions

         On December 31, 1996, Mr. Weinstein, Mr. Weinstein's wife and we formalized a lease with respect to our POP and switch facility site in St. Louis (the "Lease Agreement"). The lease pertains to 10,000 of the 14,400 square feet available in such building and provides for monthly lease payments of $6,250. The lease is currently running on a month-to-month basis. The Company believes that the terms of the current Lease Agreement are comparable to those that would be available to an unaffiliated entity on the basis of an arm's-length negotiation. The Shareholders' Agreement also requires that if Mr. Weinstein proposes to build or obtain ownership of a new building to house these operations, Mr. Weinstein will first offer to us the opportunity to build or own such building. If we decline to exercise this right, then the rent we would pay for occupying such building would be 80% of the market-appraised rate for such space.

     On December 29, 1999, the Company and Mr. Weinstein entered into an agreement whereby for the sum of $201,200 the Company purchased from Mr. Weinstein equipment used by the Company in its operations.


         Effective July 1996, we formed a joint venture with KLT to develop, construct and operate a network in the Kansas City metropolitan area, using in part the electrical duct system and certain other real estate owned by KCP&L and licensed to the joint venture. In March 1997, KLT became a strategic investor in DTI when it entered into an agreement with DTI (the "KLT Agreement") pursuant to which KLT committed to make an equity investment of up to $45.0 million in preferred stock of the Company. As of June 30, 1997 there were 18,500 shares of Series A Preferred Stock outstanding to KLT with the remaining 11,500 shares of Series A Preferred Stock to be issued as additional capital as required by the Company upon twenty days notice by DTI to KLT and verification by KLT as to the use of the monies pursuant to the terms of the Stock Purchase Agreement. In September and October 1997, DTI issued the remaining 11,500 shares of Series A Preferred Stock to KLT for aggregate cash payments of approximately $17.3 million. See Note 5 of the notes to the consolidated financial statements. Each share of Series A Preferred Stock of the Company is entitled to the number of votes equal to the number of shares into which such share of Series A Preferred Stock is convertible with respect to any and all matters presented to the stockholders of the Company for their action or consideration. Except for any amendments affecting the rights and obligations of holders of Series A Preferred Stock, with respect to which such holders vote separately as a class, or as otherwise provided by law, holders of Series A Preferred Stock vote together with the holders of the Common Stock as a single class. Pursuant to the KLT Agreement, KLT has the right of first offer concerning energy services rights and contracts involving DTI. In connection with the issuance of the Series A Preferred Stock, Mr. Weinstein had guaranteed to KLT the performance by the
Company of its obligations under the KLT Agreement, including without limitation, representations and warranties under such agreement. Mr. Weinstein had pledged his Common Stock to secure such guarantee. Such obligations to KLT were subordinated to Mr. Weinstein's obligations to hold the Company and KLT harmless for any losses resulting from judgments and awards rendered against Digital Teleport or the Company in the matter of Alfred H. Frank v. Richard D. Weinstein and Digital Teleport, Inc. See Item 3 - "Legal Proceedings." Mr. Weinstein had pledged his shares of Common Stock to KLT, which had agreed to reimburse the Company and Digital Teleport for losses incurred by them in connection with the Frank litigation to the extent of any proceeds KLT receives from Weinstein pursuant to such pledge, less KLT's costs in pursuing such claim against Weinstein. KLT had also agreed to bear one-half of any such losses. As a result of the settlement of the Frank litigation in June 1999 the guaranty and stock pledge agreements were terminated. A new loan and security agreement was entered into in June 1999 with Mr. Weinstein for $1,450,000 which is collateralized by 1,500,000 shares of Mr. Weinstein's common stock in the Company.

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


September 25, 2000

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title                                   Date

/S/ RICHARD D. WEINSTEIN         President, Chief Executive Officer,     September 25, 2000
Richard D. Weinstein             Secretary and Director (Principal
                                 Executive Officer)

/S/ GARY W. DOUGLASS             Senior Vice President, Finance and      September 25, 2000
Gary W. Douglass                 Administration and Chief Financial
                                 Officer (Principal Financial and
                                 Accounting Officer)

/S/ RONALD G. WASSON             Director                                September 25, 2000
Ronald G. Wasson

/S/ GREGORY J. ORMAN             Director                                September 25, 2000
Gregory J. Orman


/S/ RICHARD S. BROWNLEE, III     Director                                September 25, 2000
Richard S. Brownlee, III

/S/ KENNETH V. HAGER             Director                                September 25, 2000
Kenneth V. Hager


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DTI HOLDINGS, INC. AND SUBSIDIARIES
AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report..............................................   F-2

Consolidated Balance Sheets as of June 30, 1999 and 2000..................   F-3

Consolidated Statements of Operations for the years ended
   June 30, 1998, 1999 and 2000...........................................   F-4

Consolidated Statements of Stockholders' Equity (Deficit) for
   the years ended June 30, 1998, 1999 and 2000...........................   F-5

Consolidated Statements of Cash Flows for the years ended
   June 30, 1998, 1999 and 2000...........................................   F-6

Notes to Consolidated Financial Statements................................   F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of DTI Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of DTI Holdings, Inc., and subsidiaries (the "Company") as of June 30, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1999 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

    The accompanying financial statements as of and for the year ended June 30, 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations and has experienced recurring losses from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                      /s/ DELOITTE & TOUCHE, LLP

St. Louis, Missouri
September 27, 2000


DTI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND 2000

                                                                                    1999              2000
                                                                             ----------------     -------------

Assets
Current assets:
  Cash and cash equivalents...........................................       $   132,175,829      $  32,841,453
  Accounts receivable, less allowance for doubtful accounts
       of $139,625 in 1999............................................               261,372            451,467
  Other receivables...................................................                    --         13,271,495
  Prepaid and other current assets....................................               294,688            752,518
                                                                             ---------------      -------------
       Total current assets...........................................           132,731,889         47,316,933
Network and equipment, net ...........................................           213,469,187        317,103,473
Deferred financing costs, net.........................................             8,895,865          7,042,054
Prepaid fiber usage rights and fees...................................             5,273,347          2,929,639
Deferred tax asset....................................................             3,234,331
Other assets..........................................................               156,271            429,903
                                                                             ---------------      -------------
       Total..........................................................       $   363,760,890      $ 374,822,002
                                                                             ===============      =============

Liabilities and stockholders' equity Current liabilities:
  Accounts payable....................................................       $     9,561,973      $  10,248,286
  Vendor financing....................................................             2,298,946          6,566,250
  Taxes payable.......................................................             3,140,681          2,490,589
  Other current liabilities...........................................             1,227,344            859,207
                                                                             ---------------      -------------
       Total current liabilities......................................            16,228,944         20,164,332
Senior discount notes, net of unamortized underwriter's discount of
       $9,465,882 and $7,924,244 in 1999 and 2000, respectively.......           314,677,178        356,712,668
Deferred revenues.....................................................            22,270,006         41,917,427
Vendor financing .....................................................             2,298,946          3,843,158
Other liabilities.....................................................               366,671          1,600,024
                                                                             ---------------      -------------
       Total liabilities..............................................           355,841,745        424,237,609
                                                                             ---------------      -------------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 20,000,000 shares authorized, no
     shares issued and outstanding....................................                    --                 --
  Convertible series A preferred stock, $.01 par value, (aggregate liquidation preference of $45,000,000) 30,000 shares authorized,
     issued and outstanding...........................................                   300                300
  Common stock, $.01 par value, 100,000,000 shares authorized,
     30,000,000 shares issued and outstanding.........................               300,000            300,000
  Additional paid-in capital .........................................            44,213,063         44,213,063
  Common stock warrants ..............................................            10,421,336         10,421,336
  Loan to stockholder.................................................            (1,450,000)        (1,539,582)
  Unearned compensation...............................................               (72,730)           (36,370)
  Accumulated deficit.................................................           (45,492,824)      (102,774,354)
                                                                             ----------------     -------------
           Total stockholders' equity (deficit).......................             7,919,145        (49,415,607)
                                                                             ---------------      -------------
Total.................................................................       $   363,760,890      $ 374,822,002
                                                                             ===============      =============

See notes to consolidated financial statements.




DTI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1998, 1999 AND 2000

                                                                  1998              1999               2000

                                                               ------------      ------------       ------------
  REVENUES:
  Telecommunications services:
    Carrier's carrier services.........................        $  3,075,527      $  6,783,571       $  8,729,789
    End-user services..................................             467,244           425,812            255,745
                                                               ------------      ------------       ------------
       Total revenues..................................           3,542,771         7,209,383          8,985,534
                                                               ------------      ------------       ------------

  OPERATING EXPENSES:
    Telecommunications services........................           2,294,181         6,307,678         11,977,936
    Selling, general and administrative................           3,668,540         5,744,417          5,306,526
    Depreciation and amortization......................           2,030,789         4,653,536         13,922,515
                                                               ------------      ------------       ------------
       Total operating expenses........................           7,993,510        16,705,631         31,206,977
                                                               ------------      ------------       ------------
       Loss from operations............................          (4,450,739)       (9,496,248)       (22,221,443)

  OTHER INCOME (EXPENSES):
    Interest income....................................           5,063,655        10,724,139          3,976,727
    Interest expense...................................         (12,055,428)      (31,494,138)       (36,802,483)
    Litigation settlement .............................                  --        (1,450,000)                --
                                                               ------------      -------------      ------------
       Loss before income taxes........................         (11,442,512)      (31,716,247)       (55,047,199)

  INCOME TAX BENEFIT/(PROVISON) .......................           2,020,000        (1,000,000)        (2,234,331)
                                                               ------------      -------------      -------------

  NET LOSS.............................................        $ (9,422,512)     $(32,716,247)      $(57,281,530)
                                                               ============      ============       ============

See notes to consolidated financial statements.


DTI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED JUNE 30, 1998, 1999 AND 2000

                                                                                  1998             1999             2000
----------------------------------------------------------------------       -------------------------------- ------------------

Preferred stock:
Balance at beginning of year                                                    $        --     $                $          --
----------------------------------------------------------------------       -------------------------------- ------------------
Balance at end of year                                                                   --               --                --
----------------------------------------------------------------------       -------------------------------- ------------------
Convertible series A preferred stock:
Balance at beginning of year                                                             --              300               300
Reclassification of redeemable convertible stock to convertible
  series A preferred stock and reversal of related accretion                            300               --                --
----------------------------------------------------------------------       ---------------- --------------- ------------------
Balance at end of year                                                                  300              300               300
----------------------------------------------------------------------       ---------------- --------------- ------------------
Common stock:
Balance at beginning of year                                                        300,000          300,000           300,000
----------------------------------------------------------------------       ---------------- --------------- ------------------
Balance at end of year                                                              300,000          300,000           300,000
----------------------------------------------------------------------       ---------------- --------------- ------------------
Additional paid-in capital:
Balance at beginning of year                                                             --       44,013,063        44,213,063
Reclassification of redeemable convertible stock to convertible
  series A preferred stock and reversal of related accretion                     44,283,033               --                --
Reclassification to additional paid-in capital of charge to
  accumulated deficit to effect of stock splits                                    (269,970)              --                --
Allocation of restricted stock                                                           --          200,000                --
----------------------------------------------------------------------       ---------------- --------------- ------------------
Balance at end of year                                                           44,013,063       44,213,063        44,213,063
----------------------------------------------------------------------       ---------------- --------------- ------------------
Common stock warrants:
Balance at beginning of year                                                        450,000       10,421,336        10,421,336
Allocation of proceeds from senior discount notes offering to
  related warrants                                                                9,971,336               --                --
---------------------------------------------------------------------------- ---------------- --------------- ------------------
Balance at end of year                                                           10,421,336       10,421,336        10,421,336
---------------------------------------------------------------------------- ---------------- --------------- ------------------
Loan to stockholder:
Balance at beginning of year                                                             --               --        (1,450,000)
Issuance of loan to stockholder                                                          --       (1,450,000)               --
Interest on loan to stockholder                                                          --               --           (89,582)
---------------------------------------------------------------------------- ---------------- --------------- ------------------
Balance at end of year                                                                   --       (1,450,000)       (1,539,582)
---------------------------------------------------------------------------- ---------------- --------------- ------------------
Unearned compensation:
Balance at beginning of year                                                             --               --           (72,730)
Issuance of restricted stock                                                             --         (200,000)               --
Amortization of unearned compensation                                                    --          127,270            36,360
---------------------------------------------------------------------------- ---------------- --------------- ------------------
Balance at end of year                                                                   --          (72,730)          (36,370)
---------------------------------------------------------------------------- ---------------- --------------- ------------------
Accumulated deficit:
Balance at beginning of year                                                     (5,479,867)     (12,776,577)      (45,492,824)
Accretion of redeemable convertible preferred stock to redemption
  price                                                                          (4,985,442)              --                --
Reclassification of redeemable convertible stock to convertible
  series A preferred stock and reversal of related accretion                      6,841,274               --                --
Reclassification to additional paid-in capital of charge to
  accumulated deficit to effect of stock splits                                     269,970               --                --
Net loss for the year                                                            (9,422,512)     (32,716,247)      (57,281,530)
---------------------------------------------------------------------------- ---------------- --------------- ------------------
Balance at end of year                                                          (12,776,577)     (45,492,824)     (102,774,354)
---------------------------------------------------------------------------- ---------------- --------------- ------------------
Total stockholder's equity (deficit)                                            $41,958,122     $  7,919,145     $ (49,415,607)
---------------------------------------------------------------------------- ---------------- --------------- ------------------


See notes to consolidated financial statements.

DTI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998, 1999 AND 2000


                                                                          1998              1999              2000
Cash flows from operating activities:
  Net loss.......................................................   $   (9,422,512)   $  (32,716,247)    $ (57,281,530)
  Adjustments to reconcile net loss to cash provided by
     operating activities:
       Depreciation and amortization.............................        2,030,789         4,653,536        13,922,515
       Accretion of senior discount notes........................       11,355,675        29,638,899        34,286,809
       Amortization of deferred financing costs..................          509,869         1,657,870         1,853,811
       Deferred income taxes.....................................       (2,020,000)                -         3,234,331
       Amortization of prepaid fiber usage rights and fees.......                -           886,933         2,343,708
       Other.....................................................                -           323,721           607,180
       Changes in assets and liabilities:
          Accounts receivable....................................         (342,344)          240,240          (190,095)
          Other assets...........................................         (164,861)      (6,339,381)       (14,002,957)
          Accounts payable.......................................         (364,412)        4,839,555           686,313
          Other current liabilities..............................           83,605         1,510,410           865,216
          Taxes payable..........................................          907,564         1,310,013          (650,092)
          Deferred revenues......................................        7,134,584         5,455,518        19,647,421
                                                                    --------------    --------------     -------------
Net cash flows provided by operating activities..................        9,707,957        11,461,067         5,322,630
                                                                    --------------    --------------     -------------
Cash flows from investing activities:
  Increase in network and equipment..............................      (44,952,682)     (128,367,335)     (102,456,285)
                                                                    --------------    --------------     -------------
     Net cash used in investing activities.......................      (44,952,682)     (128,367,335)     (102,456,285)
                                                                    --------------    --------------     -------------
Cash flows from financing activities:
  Proceeds from issuance of senior discount notes and
     attached warrants...........................................      275,223,520                 -                 -
  Deferred financing costs.......................................      (10,538,427)         (525,177)                -
  Proceeds from issuance of redeemable convertible
     preferred stock, including cash from
     contributed joint venture of $2,253,045 in 1997.............       17,250,000                 -                 -
  Payment of vendor financing....................................                -                 -        (2,200,721)
  Loan to stockholder............................................                -        (1,450,000)                -
  Proceeds from credit facility..................................        3,000,000                 -                 -
  Principal payments on credit facility..........................       (3,000,000)                -                 -
                                                                    --------------    --------------     -------------
      Net cash provided by (used in) financing activities              281,935,093        (1,975,177)       (2,200,721)
                                                                    --------------    --------------     -------------
  Net increase (decrease) in cash and cash equivalents...........      246,690,368      (118,881,445)      (99,334,376)
  Cash and cash equivalents, beginning of period.................        4,366,906       251,057,274       132,175,829
                                                                    --------------    --------------     -------------
  Cash and cash equivalents, end of period.......................   $  251,057,274    $  132,175,829     $  32,841,453
                                                                    ==============    ==============     =============

Supplemental cash flow statement information:
  Non-cash investing and financing activities:
       Interest capitalized to fixed assets......................   $      848,000    $    7,582,420     $   7,748,681
       Fixed assets acquired through vendor financing............                -         4,401,441         7,351,835
       Allocation of restricted stock............................                -           200,000                 -

See notes to consolidated financial statements.

DTI HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1999 AND 2000

1. Description of Business

     DTI Holdings, Inc. (the "Company" or "DTI") was incorporated in December 1997 as part of the reorganization (the "Reorganization") of Digital Teleport, Inc., a wholly-owned subsidiary of DTI ("Digital Teleport"). Pursuant to the Reorganization, the outstanding shares of common and preferred stock of Digital Teleport were exchanged for the number of shares of common and preferred stock of DTI having the same relative rights and preferences as such exchanged shares. The Reorganization was required in connection with the establishment of a credit facility which was repaid with the net proceeds of the Senior Discount Notes issued in February 1998 (see Note 4). The business operations, name, charter, by-laws and board of directors of the Company are identical in all material respects to those of Digital Teleport, which did not change as a result of the Reorganization. Accordingly, the consolidated financial statements have been presented as if Digital Teleport had always been a wholly-owned subsidiary of DTI. DTI is a holding company and, as such, has no operations other than its ownership interest in its subsidiaries.

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

     At June 30, 2000, activities were primarily located in the States of Missouri, Arkansas and Oklahoma providing interexchange end-user and carrier's carrier services. Carrier's carrier services are provided through wholesale network capacity agreements and indefeasible rights to use ("IRU") agreements. Wholesale network capacity agreements provide carriers with virtual circuits or bandwidth capacity on DTI's network for terms specified in the agreements, ranging from one to five years. The carrier customer in a wholesale network capacity agreement does not have exclusive use of any particular strand of fiber, but instead has the right to transmit along a virtual circuit or a certain amount of bandwidth along DTI's network. These agreements require the customer to pay for such capacity regardless of the level of usage, and generally require fixed monthly payments over the term of the agreement. In an IRU agreement the Company grants indefeasible rights to use specified strands of optical fiber (which are used exclusively by the carrier customer), while the carrier customer is responsible for providing the electronic equipment necessary to transmit communications along the fiber. IRUs generally require substantial advance payments and additional fixed annual maintenance payments over the terms of the agreements, which typically have a term of 20 years or longer. End-user services are telecommunications services provided to business and governmental end-users and typically require a combination of advanced payments and fixed monthly payments throughout the term of the agreement regardless of the level of usage. In all cases, title to the optical fiber is retained by the Company and the Company is generally obligated for all costs of ongoing maintenance and repairs, unless such repairs are necessitated by acts or omissions of the customer. Generally, the agreements may be terminated upon the mutual written consent of both parties; however, certain of the agreements may be terminated by the customer subject to acceleration of all payments due thereunder.

     The accompanying consolidated financial statements and financial information has been prepared assuming that the Company will continue as a going concern. The Company incurred losses from operations of $22 million and net losses of $57 million during the fiscal year ended June 30, 2000. The Company has not yet been successful in obtaining additional financing to sustain its operations and may have insufficient liquidity to meet its needs for continuing operations and meeting its obligations. As of June 30, 2000, DTI had $33 million of cash and cash equivalents. Such amounts, when coupled with anticipated collections of additional amounts due it under existing IRU agreements upon delivery of specific route segments, are expected to provide sufficient liquidity to meet DTI's operating and capital requirements through approximately March 2001. Consequently, there is substantial doubt about DTI's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required, and (c) ultimately sustain profitability. Management's recent actions and plans in regard to these matters are as follows:

1. The Company is attempting to increase sales of monthly bandwidth capacity to reduce the amount of cash flow required to fund operations.

2. The Company is selectively evaluating opportunities to sell additional dark fiber and empty conduits to supplement its liquidity position.

3. The Company is exploring vendor financing options as a source of funding for its electronics purchases in order to light additional network capacity.

4. The Company is exploring its options with respect to obtaining additional equity infusions as well as the possibility of additional debt financing.

5. The Company is considering delaying, modifying or abandoning plans to build or acquire certain portions of its network in order to conserve cash until such time as additional cash is generated to support its business plan.

     There can be no assurance, however, that DTI will be successful in any of the above mentioned actions or plans in a timely basis or on terms that are acceptable to it and within the restrictions of its existing financing arrangements, or at all.

2. Summary of Significant Accounting Policies

Principles of Consolidation -- The consolidated financial statements include the accounts of DTI and its wholly-owned subsidiaries, Digital Teleport, Inc. and Digital Teleport of Virginia, Inc. In September 1998 Digital Teleport of Virginia, Inc. was established in order to conduct business in the state of Virginia. All intercompany transactions and balances have been eliminated.

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

         The carrying value of long-lived assets is periodically evaluated by management for impairment. Upon indication of impairment, the Company will record a loss on its long-lived assets if the undiscounted cash flows estimated to be generated by those assets are less than the related carrying amount of the assets. In such circumstances, the amount of impairment would be measured as the difference between the estimated fair market value of the asset and its carrying amount.

Income Taxes -- The Company accounts for income taxes utilizing the asset/liability method, and deferred taxes are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. A valuation allowance will be considered if the Company believes that it is likely that it will not generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences and net operating loss carryforwards prior to their expiration related to the net deferred tax asset.

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

Fair Value of Financial Instruments -- The carrying amounts of cash and cash equivalents and other short-term financial instruments approximate fair value because of the short-term maturity of these instruments. As of June 30, 1999 and 2000, the fair value of debt was $187.3 million and $215.0 million compared to its carrying value of $314.7 million and $356.7 million, respectively. The fair value of debt instruments as of June 30, 1999 and 2000 was determined based on quoted market prices. The recorded amounts for all other long-term debt of the Company approximates fair value.

New Accounting Standards -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133") which requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. In June 1999, FASB delayed the effectiveness of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 will not have an impact on DTI's financial position, results of operations or cash flows.

     In June 1999, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66." The interpretation is effective for sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Under this interpretation, we believe dark fiber is considered integral equipment and accordingly, title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. The application of the provisions of FASB Interpretation No. 43 did not have an impact on DTI's financial position, results of operations or cash flows.

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition and accounting for deferred costs in the financial statements. The Company is still assessing the impact that SAB 101 will have on its financial position, results of operations or cash flows.

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

Concentrations of Risk -- The Company currently operates in the telecommunications industry within the States of Arkansas, Missouri and Oklahoma. See Note 7 regarding concentration of credit risk associated with deferred revenues and revenues. Additionally, the Company is dependent upon single or limited source suppliers for its fiber optic cable and for the electronic equipment used in its network.

Reclassifications -- Certain amounts for prior years have been reclassified to conform to the 2000 presentation.

3. Network and Equipment

    Network and equipment consists of the following as of June 30:

                                                       1999             2000
                                                       ----             ----
        Land.....................................   $     46,190    $    756,945
        Fiber optic cable plant..................     95,615,071     154,775,867
        Fiber usage rights.......................     82,062,685     128,667,295
        Fiber optic terminal equipment...........     37,014,509      42,596,743
        Network buildings........................      4,755,042       8,696,531
        Furniture, office equipment and other....      1,309,402       2,846,165
        Leasehold improvements...................        585,254         605,407
                                                    ------------    ------------
                                                     221,388,153     338,944,953
        Less-- accumulated depreciation..........      7,918,966      21,841,480
                                                    ------------    ------------
        Network and equipment, net                  $213,469,187    $317,103,473
                                                    ============    ============

     At June 30, 1999 and 2000, fiber optic cable plant, fiber optic terminal equipment and network buildings include $52,690,082 and $74,664,677 of construction in progress, respectively, that was not in service and, accordingly, has not been depreciated.

     On December 29, 1999, the Company and Mr. Weinstein, the founder, president and chief executive officer of the Company, entered into an agreement whereby for the sum of $201,200 the Company purchased from Mr. Weinstein equipment used by the Company in its operations.

4. Borrowing Arrangements

Senior Discount Notes -- On February 23, 1998, the Company issued 506,000 Units consisting of $506.0 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes (effective interest rate 12.9%) due March 1, 2008 and warrants (the "Warrants") to purchase 3,926,560 shares of Common Stock, for which the Company received proceeds, net of underwriting discounts and expenses (deferred financing costs), of approximately $264.7 million. Of the $275.2 million gross proceeds from the issuance of the Units, $265.2 million was allocated to the Senior Discount Notes and $10.0 million was allocated to Warrants included in stockholders' equity, based on the fair market value of the Warrants as determined by the Company and the initial purchasers of the Units utilizing the Black-Scholes method. The Senior Discount Notes are senior unsecured obligations of the Company and may be redeemed at the option of the Company, in whole or in part, on or after March 1, 2003 at a premium declining to zero in 2006. At any time and from time to time on or prior to March 1, 2001, the Company may redeem an aggregate of up to 33 1/3% of the aggregate principal amount at maturity of the originally issued Senior Discount Notes within 60 days of one or more public equity offerings with the net proceeds of such offerings, at a redemption price of 112.5% of the accreted value (determined at the redemption date). The discount on the Senior Discount Notes accrues from the date of the issue until March 1, 2003 at which time cash interest on the Senior Discount Notes accrues at a rate of 12 1/2% per annum and is payable semi-annually in arrears on March 1 and September 1, commencing September 1, 2003.

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

Vendor Financing Agreement -- On December 15, 1998, the Company entered into a vendor financing agreement with its fiber optic cable vendor allowing for deferred payment terms for one and two-year periods on qualifying cable purchases up to $15 million. Interest under the agreement will accrue at a rate of LIBOR plus 2%. This vendor financing expired in June 2000 and was not renewed.

5. Convertible Series A Preferred Stock

     On December 31, 1996, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with KLT Inc. ("KLT"), a wholly-owned subsidiary of Kansas City Power & Light, to sell 30,000 shares of redeemable convertible preferred stock (designated "Series A Preferred Stock") for
$45,000,000. Series A Preferred Stock shareholders are entitled to one common vote for each share of common stock that would be issuable upon conversion of the Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into one thousand shares (after giving effect to the stock splits discussed in Note 6 and the Reorganization discussed in Note 1) of common stock (the "Conversion Shares") under the terms of the Stock Purchase Agreement and is entitled to the number of votes equal to the number of Conversion Shares into which such shares of Series A Preferred Stock is convertible with respect to any and all matters presented to the shareholders of the Company for their action or consideration. The Series A Preferred Stock shares will automatically convert into common stock upon the sale of shares of common stock or debt securities of the Company in a "qualified public offering" within the meaning of the Company's Articles of Incorporation and subject to the satisfaction of certain net proceed dollar thresholds. Series A Preferred Stock shareholders rank senior to common shareholders in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company. Series A Preferred Stock shareholders are entitled to receive such dividends as would be declared and paid on each share of common stock.

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

Warrant to Third Party --The Company has a warrant outstanding to a third party representing the right to purchase 1% of the common stock of the Company for $0.01 per share which is exercisable at the option of the holder and expires in the year 2007.

Stock Based Compensation -- On August 22, 1997, the Company adopted a Long-Term Incentive Award Plan (the "Plan"). A total of 3,000,000 shares of common stock of the Company have been reserved for issuance under the Plan. The employees' options vest 100% ratably over three to five years from the date of grant, subject to certain acceleration events, and have a term of 10 years. The directors' options vest 25% per year beginning one year from the date of grant. The exercise prices per share of such options are based on fair market value as determined in good faith by the Board of Directors. The Board reviewed a combination of detailed financial analyses, as well as information derived from discussions with outside financial advisors.

     For purposes of the pro forma disclosures required by SFAS 123, the fair value for these options was estimated at the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions for fiscal 2000: risk-free interest rate of 5.6%; no dividend yield; volatility factor of the expected market price of the Company's common stock of
 .678; and a weighted-average expected life of the options of approximately 10 years. The weighted average grant date fair value of options granted during fiscal 2000 was $5.25.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                              1998         1999         2000
                                              ----         ----         ----
Loss applicable to common stockholders:
  As reported............................  $9,422,512   $32,716,247  $57,281,530
                                           ==========    ==========  ===========
  Pro Forma..............................  $9,516,824   $34,728,351  $59,179,938
                                           ==========    ==========  ===========

         A  summary  of  the  Company's  stock  option  activity,   and  related
information for the years ended June 30, 1999 and 2000 follows:



                                                   1998                         1999                         2000
                                       ---------------------------- ---------------------------- ----------------------------
                                                   Weighted Average             Weighted Average             Weighted Average
                                         Options    Exercise Price    Options    Exercise Price   Options     Exercise Price
                                         -------    --------------    -------    --------------   -------     --------------
Outstanding - beginning of year.....           -       $     -        575,000       $  4.54      1,325,000       $    6.20
Granted.............................   1,175,000          2.99        950,000          6.66        110,000            6.66
Exercised...........................           -             -              -             -          -               -
Forfeited...........................    (600,000)         1.50       (200,000)         3.62       (175,000)           6.66
                                       ---------       -------      ---------       -------      ---------       ---------
Outstanding - end of year...........     575,000       $  4.54      1,325,000       $  6.20      1,260,000       $    6.18
                                       =========       =======      =========       =======      =========       =========
Exercisable - end of year...........           -       $     -        202,500       $  5.91        600,000       $    6.15
                                       =========       =======      =========       =======      =========       =========



     The following table summarizes outstanding options at June 30, 2000 by price range:


                                     Outstanding
  ---------------------------------------------------------------------------------------
                                                                       Weighted Average
   Number of Options      Range of Exercise    Weighted Average     Remaining Contractual
                                 Price          Exercise Price         Life of Options

         150,000          $           2.60          $2.60                   7.51

       1,110,000                      6.66           6.66                   8.44
       ---------          ----------------          -----                   ----

       1,260,000          $2.60  to  $6.66          $6.18                   8.36
       =========          ================          =====                   ====


     In December 1999, in conjunction with the execution of an officer's employment agreement in July of 1998, the Company granted the officer 200,000 shares of restricted stock. These shares do not carry voting rights and will vest over the three-year term of the employment agreement.

7. Customer Contracts

     The Company enters into agreements with unrelated third parties whereby the Company will provide IRUs in multiple fibers along certain routes, wholesale network capacity agreements or end-user service agreements for a minimum purchase price paid in advance or over the life of the contract. These amounts are then recognized over the terms of the related agreements, which terms are typically 20 years or more, on a straight-line basis. The Company has various contracts related to IRUs that in some cases provide for advanced payments that can result in deferred revenue as detailed below and may include monthly maintenance, power and building payments. The Company also has various wholesale network capacity agreements and end-user contracts that provide for a combination of advance payments, which are detailed below, and monthly payments. The following schedule details the payments received or to be received over the life of the agreements under IRU, wholesale network capacity agreements and end-user service agreements and the components of deferred revenue at June 30:

                                                                         2000
                                                                         ----
                                                               Wholesale
                                                                Network
                                                               Capacity        End-user
                                                 IRUs         Agreements       Services       Total
                                                 ----         ----------       --------       -----

Total contract amounts....................   $193,900,632     $1,500,000     $9,473,039    $204,873,671
Less: future payments due under
  Contracts...............................    156,025,727              -      2,630,000     158,655,727
                                             ------------     ----------     ----------    ------------
Total amounts collected/billed to date....     37,874,905      1,500,000      6,843,039      46,217,944
Less: total amounts recognized as
  revenues  to date.......................      3,516,991        225,000        558,526       4,300,517
                                             ------------     ----------     ----------    ------------
Deferred revenue..........................     34,357,914      1,275,000      6,284,513      41,917,427
Less: amounts to be recognized
  within 12 months........................      2,376,536         75,000        139,844       2,591,380
                                             ------------     ----------     ----------    ------------
                                             $ 31,981,377     $1,200,000     $6,144,669    $ 39,326,046
                                             ============     ==========     ==========    ============


     Future minimum rentals, maintenance, power and building payments due DTI over the next five years and thereafter under the IRU agreements accounted for as operating leases are generally as follows as of June 30, 2000:

                   2001.............................        $  32,294,000
                   2002.............................            9,150,000
                   2003.............................            8,698,000
                   2004.............................            8,138,000
                   2005.............................            7,890,000
                   Thereafter.......................           89,855,727
                                                            -------------
                   Total............................        $ 156,025,727
                                                            =============

     The total costs of fiber optic cable plant for the route segments completed to date are allocated to property subject to lease under IRU agreements based on the percentage of fiber strands under lease to total fiber count in the related route segments and amount to approximately $9 million at June 30, 2000. Additional route segments related to the IRU agreements are in process or planned for construction under timelines established in the IRU agreements.

     The Company's IRU contracts provide for reduced payments and varying penalties for late delivery of route segments, and allow the customers, after expiration of grace periods, to delete such non-delivered segment from the system route to be delivered. A significant reduction in the level of services the Company provides for any of these customers could have a material adverse effect on the Company's results of operations or financial condition.

     In November 1999, DTI entered into an IRU agreement with Adelphia Business Solutions for over 4000 route miles on its network initially valued at between $27 to $42 million to DTI depending on the number of options for additional routes of fiber strands exercised by the parties. Adelphia paid $10 million in advance cash payments under the terms of the Agreement. In August 2000, Adelphia cancelled five routes or portions thereof, which will result in approximately $3.8 million in reduced future cash collections under the Agreement, plus the repayment to Adelphia of approximately $1.6 million previously paid to DTI by Adelphia, which was repaid in September 2000. In addition to providing for certain rights to cancel delivery of route segments not delivered to them by agreed upon dates, the Agreement also provides for monthly financial penalties for late deliveries. As of September 2000, DTI is late with respect to delivery of all routes, and accrued penalties under the Agreement totaled approximately $3.5 million. These penalties will result in an offset to future cash receipts by DTI upon delivery of the remaining routes. If Adelphia were to cancel all remaining route segments under the Agreement; then DTI would no longer receive the remaining approximate $20 million, net of penalties, due under the Agreement and would be required to return the remaining $8 million received upon execution of the Agreement plus interest. Additionally, DTI would receive none of the maintenance and other monthly and annual payments due under the terms of the Agreement.

     Pursuant to the terms of one of DTI's swap agreements DTI has received approximately 480 miles of inner-duct from Atlanta to Louisville during fiscal 2000 in exchange for fiber and cash. As of June 30, 2000, DTI had a receivable recorded for $13.3 million related to this transaction and deferred revenue of $8.2 million. The receivable of $13.3 million was subsequently collected in the first quarter of fiscal 2001.

     DTI has a swap agreement with a counter party under which both DTI and the counter party have not delivered their respective routes by the contracted due date. The counter party to the agreement has initiated the delivery process for their two routes but DTI has yet to start the delivery process related to its two routes. Once the counter party has delivered their routes and DTI has accepted them DTI will be required to begin making annual cash payments to them of approximately $1.4 million, plus quarterly building and maintenance fees, in advance of their making payments to DTI for its routes. Additionally, DTI may be required to accrue penalties for late delivery of $100,000 per route per month. If the counter party were to exercise their rights to cancel delivery of DTI's routes DTI would not receive approximately $26 million in lease payments over the term of the agreement plus quarterly maintenance, building space and other quarterly and annual payments due under the terms of the agreement.

     In another swap agreement, if DTI does not settle an obligation by providing the counter party with additional DTI fiber by December 31, 2000, DTI will be required to pay an additional $7 million in cash to the counter party.

     An agreement dating back to October 1994, between AmerenUE and DTI requires DTI to construct a fiber optic network linking AmerenUE's 86 sites throughout the states of Missouri and Illinois in return for cash payments to DTI and the use of various rights-of-way including downtown St. Louis. As of June 30, 2000, DTI had completed approximately 70% of the sites required for AmerenUE and expect to complete all such construction by the end of fiscal 2001. AmerenUE has given DTI notice that they intend to set off against amounts payable to DTI up to $90,000 per month, which as of September, 2000 totaled approximately $1.5 million (in addition to $400,000 previously set off against other payments) as damages and penalties under DTI's contract with them due to our failure to meet certain construction deadlines, and AmerenUE has reserved its rights to seek other remedies under the contract which could potentially include reclamation of the rights-of-way granted to DTI. DTI is behind schedule with respect to such contract as a result of AmerenUE not obtaining on behalf of the Company certain rights-of-way required for completion of certain network facilities, and the limitation of our financial and human resources, particularly prior to the Senior Discount Notes Offering. DTI has obtained alternative rights-of-way to accelerate the completion of such construction. Upon completion and turn-up of services, AmerenUE is contractually required to pay DTI a remaining lump sum of approximately $4.1 million, less the above mentioned penalties, for their telecommunications services over DTI's network.

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

     The Company has substantial business relationships with several large customers. Six customers accounted for 24%, 20%, 15%, 12%, 12% and 10% of deferred revenues at June 30, 2000. Additionally, three customers accounted for 40%, 30% and 10% of amounts to be received per the customer contracts referred to above.

     During fiscal 2000, the Company's three largest customers accounted for 44%, 14% and 10% of telecommunications services revenue. During fiscal 1999, the

Company's two largest customers accounted for 60% and 18% of telecommunications services revenue. During fiscal year 1998, the Company's three largest customers accounted for 44%, 11% and 10% of telecommunications services revenue.

8. Income Taxes

     The actual income tax benefit (provision) for the years ended June 30, 1998, 1999 and 2000 differs from the "expected" income taxes, computed by applying the U.S. Federal corporate tax rate of 35% to loss before income taxes as follows:

                                                                   1998            1999             2000
                                                                   ----            ----             ----
   Tax benefit at federal statutory rates..............        $4,004,879     $ 11,100,686     $  19,265,555
   State income tax benefit net of federal effect......           572,126        1,330,152         1,853,929
   Change in valuation allowance.......................        (2,232,780)     (12,402,275)      (22,625,841)
   Disqualified interest related to the Senior
      Discount Notes...................................          (414,967)      (1,016,036)       (1,700,888)
   Permanent and other differences.....................            90,742          (12,527)          972,914
                                                               ----------     ------------     -------------
        Benefit (provision) for income taxes...........        $2,020,000     $ (1,000,000)    $  (2,234,331)
                                                               ==========     ============     =============


     Significant components of the benefits (provision) for income taxes are as follows at June 30:

                                                                   1998            1999             2000
                                                                   ----            ----             ----
   Current:
     Federal.........................................          $              $ (1,000,000)    $ 1,000,000
     State...........................................                   -                -               -
                                                               ----------     ------------     ------------
                                                                        -       (1,000,000)      1,000,000
                                                               ----------     ------------     ------------
   Deferred:
     Federal.........................................           1,767,500                -      (2,830,040)
     State...........................................             252,500                         (404,291)
                                                               ----------     ------------     ------------
                                                                2,020,000                -     $(3,234,331
                                                               ==========     ============     ============
        Total benefit (provision) for income taxes...          $2,020,000     $ (1,000,000)    $(2,234,331)
                                                               ==========     ============     ============

                                                       1999            2000
                                                       ----            ----
   Deferred tax assets:
     Accretion on senior discount notes.......    $ 15,032,097    $  28,424,114
     Deferred revenues........................       1,411,954              -
     Accelerated depreciation.................               -          136,888
     Other....................................         930,985        1,277,414
                                                  ------------    -------------
        Total deferred tax assets.............      18,776,177       41,583,568
     Deferred revenues........................                       (4,322,672)
     Accelerated depreciation.................        (906,859)               -
   Valuation allowance........................     (14,634,987)     (37,260,896)
                                                  ------------     ------------
        Net deferred tax assets...............    $  3,234,331    $           -
                                                 ============    =============


     A valuation allowance of $37,260,896 was established to offset the Company's deferred tax asset, primarily related to the accretion on the Senior Discount Notes, that may not be realizable due to the ultimate uncertainty of its realization. The Company believes that it is likely that it will not generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences and net operating loss carryforwards prior to their expiration related to the remaining net deferred tax asset. The Company also settled an income tax examination in June 2000 at no cost to the Company and reversed the related $1 million provision. Tax net operating losses of approximately $29.0 million expire in years 2021 if not utilized in future income tax returns. The availability of the loss carryforwards may be limited in the event of a significant change in the ownership of the Company or its subsidiary.

9. Operating Leases and IRU Commitments

     The Company is a lessee under operating leases and IRUs for fiber, equipment space, maintenance, power costs and office space. The Company's point of presence ("POP") and switch facility in St. Louis is leased from the Company's President and Chief Executive Officer at a rate of $75,000 per year on a month to month basis. The Company leases its headquarters and network control center space, which lease expires in July 2001. Additionally, fiber, equipment space, maintenance and power costs related to IRUs are typically for periods up to 20 years. Also, most of the IRUs contain renewal options of five to ten years. Minimum rental commitments under these operating leases and IRUs are as follows:

             Year ending June 30:
               2001.................................       $   7,514,000
               2002.................................           9,376,000
               2003.................................           9,167,000
               2004.................................           9,167,000
               2005.................................           9,167,000
               Thereafter...........................         135,774,000
                                                           -------------
                    Total...........................       $ 180,165,000
                                                           =============

     Total expense of operating leases and IRUs aggregated $75,000, $2.1 million and $7.0 million for the years ended June 30, 1998, 1999 and 2000, respectively.

10. Commitments

Highway and Utility Rights-of-Way -- The Company has entered into certain agreements with the Department of Transportation ("DOTs") for various states and others that require DTI to construct its network facilities along specified routes and within certain time frames. To date the Company has approximately 4,700 miles of rights-of-way required to be built pursuant to these agreements of which DTI has completed approximately 2,800 miles. In exchange for these rights-of-way, the Company is required to provide the DOTs either fibers, ducts, fiber optic capacity and connection points within its network or a combination thereof. If the Company does not complete its designated routes as required or cure a breach of the agreement in a timely manner as specified in the applicable agreement, the Company may lose its rights under the contract which may include exclusivity, access to its fiber or the ability to complete the construction on the remaining unbuilt rights-of-way. Additionally, the Company has been required to post $455,000 in performance and payment bonds under the terms of these agreements.

     An agreement with the Kansas Department of Transportation requires us to build approximately 750 miles of fiber optic network along an interstate highway system by September of 2000, of which approximately 600 miles have been completed. DTI may lose its rights under this agreement if it is declared in breach of the agreement and do not cure such breach as required under the terms of the agreement.

     In addition to the agreements with the DOTs the Company has used available public rights-of-way in certain states. Pursuant to the agreements with these states the Company has been required to post $600,000 in performance bonds.

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

Licensing Agreements -- The Company has entered into various licensing agreements with municipalities. Under the terms of these agreements, the Company maintains certain performance bonds, totaling $510,000 in the aggregate, and minimum insurance levels. Such agreements generally have terms from 10 to 15 years and grant to the Company a non-exclusive license to construct, operate, maintain and replace communications transmission lines for its fiber optic cable system and other necessary appurtenances on public roads, rights-of-way and easements within the municipality. In exchange for such licenses, the Company generally provides to the municipality in-kind rights and services (such as the right to use certain dedicated strands of optic fiber in the DTI network within the municipality, interconnection services to the DTI network within the municipality, and maintenance of the municipality's fibers), or, less frequently, a nominal percentage of the gross revenues of the Company for services provided within the municipality. In some instances, the Company is obligated to make nominal annual cash payments for such rights based on linear footage.

Employment Agreements -- DTI has employment agreements entered into during fiscal years 1998, 1999 and 2000 with certain senior management personnel. These agreements are effective for various periods through fiscal 2003, unless terminated earlier by the executive or DTI, and provide for annual salaries, additional compensation in the form of bonuses based on performance of the executive, and participation in the various benefit plans of DTI. The agreements contain certain benefits to the executive if DTI terminates the executive's employment without cause.

Supplier Agreements -- DTI's supplier agreements are with its major network construction contractors and its material equipment suppliers.

Purchase Commitments -- DTI's remaining aggregate purchase commitments for construction and switching equipment at June 30, 2000 is approximately $26 million. The switching equipment commitment totaling $15 million is cancelable upon the payment of a $42,000 cancellation fee for each of the remaining eight unpurchased switches. Additionally, the Company has entered into definitive agreements to purchase for cash IRUs for fiber optic strands (fiber usage rights) with remaining advance payments of approximately $8 million to be paid over the next fiscal year, exclusive of any continuing monthly maintenance, building or power payments.

11. Contingencies

     In June 1999, the Company and Mr. Weinstein, the founder, president and chief executive officer of the Company, settled a suit brought in the Circuit Court of St. Louis County, Missouri, in a matter styled Alfred H. Frank v. Richard D. Weinstein and Digital Teleport, Inc. Pursuant to the terms of the settlement the Company paid $1.25 million and Mr. Weinstein paid $1.25 million to the plaintiff and the Company released Mr. Weinstein from his indemnification. Mr. Weinstein obtained a loan from the Company for his portion of the settlement cost plus approximately $200,000 representing 50% of the legal costs incurred by the Company, that is repayable by Mr. Weinstein to the Company at the earliest of the following three events:

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

12.  Valuation and Qualifying Accounts

     Activity in the Company's allowance for doubtful accounts was as follows:

                                                   Additions Charged
                               Balance at              to Costs                          Balance at
For the year ended          Beginning of Year         and Expenses       Deductions      End of Year

June 30, 1998.........          $  48,000               $ 139,768        $  187,768       $       -
                                =========               =========        ==========       =========
June 30, 1999.........          $       -               $ 139,625        $        -       $ 139,625
                                =========               =========        ==========       =========
June 30, 2000.........          $ 139,625               $       -        $  139,625       $       -
                                =========               =========        ==========       =========

13.  Quarterly Results (Unaudited)

     The Company's unaudited quarterly results are as follows:

                                               For the fiscal 1999 Quarter Ended
                        September 30, 1998     December 31, 1998    March 31, 1999     June 30, 1999

Total revenues........     $   1,739,649         $  1,730,432        $  1,810,758      $   1,928,544
                           =============         ============        ============      =============
Loss from operations..     $  (1,481,533)        $ (1,544,543)       $ (2,701,550)     $  (3,768,622)
                           =============         ============        ============      =============
Net loss..............     $  (5,889,590)        $ (6,289,135)       $ (7,900,601)     $ (12,636,921)
                           =============         ============        ============      =============

                                               For the fiscal 2000 Quarter Ended
                        September 30, 1999     December 31, 1999    March 31, 2000     June 30, 2000

Total revenues........     $   1,959,450         $  2,182,583        $  2,370,493      $   2,473,008
                           =============         ============        ============      =============
Loss from operations..     $  (5,153,131)        $ (5,848,375)       $ (5,521,212)     $  (5,698,725)
                           =============         ============        ============      =============
Net loss..............     $ (12,309,323)        $(14,415,758)       $(13,764,824)     $ (16,791,625)
                           =============         ============        ============      =============

14.  Subsequent Event

         On September 27, 2000, DTI Holdings, Inc. announced that Richard D. Weinstein, the founder, president and chief executive officer of the Company, has entered into a conditional agreement for the sale of his shares to KLT Telecom Inc., the telecommunications subsidiary of KCP&L.

         Under the agreement, KLT would acquire an additional 31 percent of the fully diluted common stock of DTI Holdings, for a purchase price of approximately $110 million. The investment would increase KLT's fully diluted ownership to 78 percent of DTI. In addition to the initial share purchase, if the transaction is consummated by November 20, 2000, Mr. Weinstein has agreed to grant KLT a 5-year option to buy his remaining 15 percent of the fully diluted common stock of DTI for an additional purchase price of approximately $12 million.

         The stock acquisition is contingent upon satisfaction or waiver by KLT of several conditions. These conditions include the purchase by KLT of at least 90% of the principal amount of DTI's Series B Senior Discount Notes due 2008 ("Senior Discount Notes") and 90% of the Warrants which were issued together with the Senior Discount Notes and which are now detachable. Each Warrant entitles the holder to purchase 1.552 shares of DTI common stock. The purchase price to be offered for the Senior Discount Notes and Warrants will be determined by KLT, but in the case of the Senior Discount Notes is expected to represent a significant discount to their accreted value. Other conditions include receipt of a waiver from KLT's bank group and the availability of financing to consummate the transactions.

         At such time as KLT makes an offer to purchase at least 40% of the Senior Discount Notes and 40% of the Warrants, persons designated by KLT would be elected as Executive Vice Presidents of DTI with authority over certain construction activities, marketing and sales, and approval rights for transactions over $1 million, subject to separate approval rights which Mr. Weinstein would retain over specified matters.

     If the transaction is terminated, KLT and Mr. Weinstein have agreed to a six-month "standstill" period, during which they will exercise joint decision-making authority for contracts and capital expenditures in excess of $1 million.



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

4.13 Warrant agreement, by and among the Digital Teleport, Inc. and Banque Indosuez expiring October 21, 2007.

10.1 Employment Agreement between Digital Teleport, Inc. and Richard D. Weinstein, dated December 31, 1996 (incorporated herein by reference to Exhibit 10.1 to the S-4).

10.2 Director Indemnification Agreement between the Registrant and Richard D. Weinstein, dated December 23, 1997 (incorporated herein by reference to Exhibit 10.2 to the S-4).

10.3 Director Indemnification Agreement between the Registrant and Bernard J. Beaudoin, dated December 23, 1997 (incorporated herein by reference to Exhibit 10.4 to the S-4).

10.4    Director  Indemnification  Agreement  between  the Registrant and Ronald
        G. Wasson, dated December 23, 1997 (incorporated herein by reference to Exhibit 10.5 to the S-4).

10.5 Director Indemnification Agreement between the Registrant and James V. O'Donnell, dated December 23, 1997 (incorporated herein by reference to Exhibit 10.6 to the S-4).

10.6     Director  Indemnification  Agreement between the Registrant and Kenneth
         V. Hager, dated December 23, 1997 (incorporated  herein by reference to
         Exhibit 10.7 to the S-4).

10.7 1997 Long-Term Incentive Award Plan of the Registrant (incorporated herein by reference to Exhibit 2.2 to the S-4).

10.8 Product Attachment -- Carrier Networks Products Agreement between Digital Teleport, Inc. and Northern Telecom, Inc., effective October 23, 1997 (incorporated herein by reference to Exhibit 10.12 to the S-4).

10.9 Agreement re: Fiber Optic Cable on Freeways in Missouri, between the Missouri Highway and Transportation Commission and Digital Teleport, Inc., effective July 29, 1994 (incorporated herein by reference to Exhibit 10.13 to the S-4).

10.10 First Amendment to Agreement re: Fiber Optic Cable on Freeways in Missouri, between the Missouri Highway and Transportation Commission and Digital Teleport, Inc., effective September 22, 1994 (incorporated herein by reference to Exhibit 10.14 to the S-4).

10.11 Second Amendment to Agreement re: Fiber Optic Cable on Freeways in Missouri, between the Missouri Highway and Transportation Commission and Digital Teleport, Inc., effective November 7, 1994 (incorporated herein by reference to Exhibit 10.15 to the S-4).

10.12 Third Amendment to Agreement re: Fiber Optic Cable on Freeways in Missouri, between the Missouri Highway and Transportation Commission and Digital Teleport, Inc., effective October 9, 1996 (incorporated herein by reference to Exhibit 10.16 to the S-4).

10.13 Contract Extension to Agreement re: Fiber Optic Cable on Freeways in Missouri, between the Missouri Department of Transportation (as successor to the Missouri Highway and Transportation Commission) and Digital Teleport, Inc., dated February 7, 1997, (incorporated herein by reference to Exhibit 10.17 to the S-4).

10.14 FiberOptic Cable Agreement, between the Arkansas State Highway and Transportation Department and Digital Teleport, Inc., dated May 29, 1997 (incorporated herein by reference to Exhibit 10.18 to the S-4).

10.15 Missouri Interconnection, Resale and Unbundling Agreement between GTE Midwest Incorporated, GTE Arkansas Incorporated and Digital Teleport, Inc. executed November 7, 1997 (incorporated herein by reference to Exhibit 10.23 to the S-4).

10.16 Arkansas Interconnection, Resale and Unbundling Agreement between GTE Southwest Incorporated, GTE Midwest Incorporated, GTE Arkansas Incorporated and Digital Teleport, Inc., executed November 7, 1997 (incorporated herein by reference to Exhibit 10.24 to the S-4).

10.17 Oklahoma Interconnection, Resale and Unbundling Agreement between GTE Southwest Incorporated, GTE Arkansas Incorporated, GTE Midwest and Digital Teleport, Inc., executed November 7, 1997 (incorporated herein by reference to Exhibit 10.25 to the S-4).

10.18 Texas Interconnection, Resale and Unbundling Agreement between GTE Southwest Incorporated and Digital Teleport, Inc., executed November 18, 1997 (incorporated herein by reference to Exhibit 10.26 to the S-4).

10.19 Kansas Master Resale Agreement between United Telephone Company of Kansas (Sprint) and Digital Teleport, Inc., dated September 30, 1997 (incorporated herein by reference to Exhibit 10.27 to the S-4).

10.20 Commercial Lease between Richard D. Weinstein and Digital Teleport, Inc., dated December 31, 1996 (incorporated herein by reference to Exhibit 10.28 to the S-4).

10.21 Commercial Lease Extension Agreement between Richard D. Weinstein and Digital Teleport, Inc., dated December 31, 1997 (incorporated herein by reference to Exhibit 10.29 to the S-4).

10.22 Purchase Agreement by and between the Registrant and the Initial Purchasers named therein, dated as of February 13, 1998 (incorporated herein by reference to Exhibit 10.30 to the S-4).

10.23 Consulting Agreement between Digital Teleport, Inc. and H.P. Scott, dated May 4, 1998, (incorporated herein by reference to Exhibit 10.33 to the S-4).

10.24    Employment  Agreement  between  Digital  Teleport,  Inc.  and  Gary  W.
         Douglass, dated July 20, 1998 (incorporated herein by reference to Exhibit 10.34 to the S-4).

10.25 Agreement for Purchase and Sale of Equipment between Digital Teleport, Inc. and Pirelli Cables and Systems LLC, dated as of June 26, 1998 (incorporated herein by reference to Exhibit 10.35 to the S-4).

10.26 Amendment to Agreement for the Purchase and Sale of Optical Amplifier and Dense Wavelength Division Multiplexing Equipment between Digital Teleport, Inc. and Pirelli Cables and Systems LLC dated as of June 25, 2000.

10.27 Agreement for the Purchase and Sale of Optical Amplifier and Dense Wavelength Division Multiplexing Equipment between Digital Teleport, Inc. and Pirelli Cables and Systems LLC dated as of September 1, 1998 (incorporated by reference to Exhibit 10.36 to the Company's Current Report on Form 8-K filed October 13, 1998).

10.28 Consulting Agreement between Digital Teleport, Inc. and Jerry W. Murphy, dated November 5, 1998.

10.29 Employment Agreement between Digital Teleport, Inc. and Daniel A. Davis, dated June 10, 1998.

10.30    Amendment to Employment Agreement of Daniel A. Davis

12       Statement re: Computation of Ratios

21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the S-4).

27       Financial Data Schedule
-------------------------