Form 10-Q
period 2000-09-30
DTI HOLDINGS INC
filed 2000-11-14
CIK 1058956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------
                                    FORM 10-Q

             [X] Quarterly report pursuant to section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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

                               DTI HOLDINGS, INC.

                                    FORM 10-Q

                               September 30, 2000

                                TABLE OF CONTENTS

                                                                            Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2000 and
           September 30, 2000 (Unaudited)                                     1

         Condensed Consolidated Statements of Operations for the Three
           Months Ended September 30, 1999 and 2000 (Unaudited)               2

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended September 30, 1999 and 2000 (Unaudited)                 3

         Notes to Condensed Consolidated Financial Statements (Unaudited)     4

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          12


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    13

Signatures
Exhibit Index

Part I:   FINANCIAL INFORMATION
Item 1.  Financial Statements

                       DTI HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                  June 30,            September 30,
                                                                   2000                   2000
                                                               -------------         ---------------
Assets
Current assets:
  Cash and cash equivalents.................................   $  32,841,453          $  30,261,793
  Trade accounts receivable, net............................         451,467                406,723
  Other receivables.........................................      13,271,495                     --
  Prepaid and other current assets..........................         752,518              1,497,226
                                                               -------------          -------------
       Total current assets.................................      47,316,933             32,165,742
Property and equipment, net.................................     317,103,473            336,203,174
Deferred financing costs, net...............................       7,042,054              6,550,693
Prepaid fiber usage rights..................................       2,929,639                367,712
Other assets................................................         429,903                479,831
                                                               -------------          -------------
       Total................................................   $ 374,822,002          $ 375,767,152
                                                               =============          =============

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable..........................................   $  10,248,286          $  18,783,524
  Vendor financing..........................................       6,566,250              6,837,630
  Taxes payable.............................................       2,490,589              2,700,932
  Other accrued liabilities.................................         859,207              2,802,106
                                                               -------------          -------------
       Total current liabilities............................      20,164,332             31,124,192
Senior discount notes, net of unamortized underwriter's          356,712,668            367,823,738
   discount of $6,183,209 and $5,723,009
Deferred revenues...........................................      41,917,427             40,461,310
Vendor financing                                                   3,843,158              3,139,534
Other long-term liabilities.................................       1,600,024                     --
                                                               -------------          -------------
       Total liabilities....................................     424,237,609            442,548,774
                                                               -------------          -------------
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 20,000 shares
     authorized, no shares issued and outstanding...........              --                     --
  Convertible series A preferred stock, $.01 par value,
    (aggregate liquidation preference of $45,000,000)
    30,000 shares authorized, issued and outstanding........             300                    300
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 30,000,000 shares issued and
     outstanding............................................         300,000                300,000
  Additional paid-in capital................................      44,213,063             44,213,063
  Common stock warrants.....................................      10,421,336             10,421,336
  Unearned compensation-restricted stock
  Unearned compensation.....................................         (36,370)               (27,280)
  Loan to stockholder.......................................      (1,539,582)            (1,566,352)
  Accumulated deficit.......................................    (102,774,354)          (120,122,689)
                                                               --------------         --------------
           Total stockholders' equity (deficit).............     (49,415,607)           (66,781,622)
                                                               --------------         --------------
Total.......................................................   $ 374,822,002          $ 375,767,152
                                                               =============          =============

            See notes to condensed consolidated financial statements.


                       DTI HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            For the Three Months Ended
                                                                   September 30,
                                                             1999                   2000
                                                         -------------         -------------

  REVENUES:
  Telecommunications services:
    Carrier's carrier services.........................  $   1,909,520          $  2,740,119
    End-user services..................................         49,930               138,371
                                                         -------------          ------------
       Total revenues..................................      1,959,450             2,878,490
                                                         -------------          ------------

  OPERATING EXPENSES:
    Telecommunications services........................      2,794,928             3,767,880
    Write-off of prepaid fiber usage rights............            --              1,976,000
    Selling, general and administrative................      1,235,845             1,267,326
    Depreciation and amortization......................      3,081,808             4,005,369
                                                         -------------          ------------
       Total operating expenses........................      7,112,581            11,016,575
                                                         -------------          ------------

  LOSS FROM OPERATIONS.................................     (5,153,131)           (8,138,085)

  OTHER INCOME (EXPENSE):
    Interest income....................................      1,376,500               525,912
    Interest expense...................................     (8,532,692)           (9,736,162)
                                                          ------------          -------------

  NET LOSS.............................................   $(12,309,323)         $(17,348,335)
                                                          ============          =============

            See notes to condensed consolidated financial statements.


                       DTI HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                 Three Months Ended
                                                                    September 30,
                                                              1999                   2000
                                                          --------------------  --------------
Cash flows provided by operating activities:
  Net loss.............................................   $(12,309,323)          $(17,348,335)
  Adjustments to reconcile net loss to cash provided
     by operating activities:                                3,081,808              4,005,369
       Depreciation and amortization...................
       Accretion of senior discount notes..............      8,003,644              8,927,246
       Amortization of deferred financing costs........        431,385                491,361
       Amortization of unearned compensation...........          9,090                  9,090
       Other noncash items.............................         88,392                179,517
       Changes in assets and liabilities:
          Trade accounts receivable....................         21,281                 44,744
          Other assets.................................         67,965             15,038,786
          Accounts payable.............................      4,708,321              8,535,238
          Other liabilities............................       (330,795)               342,875
          Taxes payable................................       (455,297)               210,343
          Deferred revenues............................        513,487             (1,456,117)
                                                          -------------          -------------
Net cash flows provided by operating activities........      3,829,958             18,980,117
                                                          -------------          ------------

Cash flows from investing activities:
  Increase in network and equipment....................    (41,541,272)           (20,921,246)
                                                          -------------           ------------
Net cash used in investing activities..................    (41,541,272)           (20,921,246)
                                                          -------------           ------------

Cash flows from financing activities:
  Repayment of vendor financing........................             --               (638,531)
                                                          ------------            ------------
Cash flows used in financing activities................             --               (638,531)
                                                          ------------            ------------

Net decrease in cash and cash equivalents..............    (37,711,314)            (2,579,660)
Cash and cash equivalents, beginning of period.........    132,175,829             32,841,453
                                                          ------------           ------------
Cash and cash equivalents, end of period...............   $ 94,464,515           $ 30,261,793
                                                          ============           ============

Noncash investing and financing activities:
  Interest capitalized to fixed assets.................  $   1,798,085           $  2,183,824
                                                         =============           ============
  Fixed assets acquired through vendor financing.......  $   1,358,427           $         --
                                                         =============           ============

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

         The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2000 included in the Company's Form 10-K for the same period filed with the Securities and Exchange Commission. Accordingly, note disclosures which would substantially duplicate the disclosures in the audited financial statements have been omitted. Additionally, certain prior year balances have been reclassified to conform with fiscal 2001 presentation.

2.    GOING CONCERN

         The accompanying consolidated financial statements and financial information has been prepared assuming that the Company will continue as a going concern. The Company incurred losses from operations of $22 and $8 million and net losses of $57 and $17 million during the fiscal year ended June 30, 2000 and the three month period ended September 30, 2000, respectively. The Company has not yet been successful in obtaining additional financing to sustain its operations and may have insufficient liquidity to meet its needs for continuing operations and meeting its obligations. As of September 30, 2000, DTI had $30 million of cash and cash equivalents. Such amounts are expected to provide sufficient liquidity to meet DTI's operating and capital requirements into approximately January 2001. In its most recent Form 10K filing for the year ended June 30, 2000, the Company disclosed that its cash on hand coupled with anticipated collections of additional amounts due it under existing IRU agreements upon delivery of specific route segments, were expected to provide sufficient liquidity to meet DTI's operating and capital needs through approximately March, 2001. The principal factor that has given rise to the accelerated date of January, 2001 referred to above is further delays encountered in delivery of specific route segments under the above mentioned IRU agreements. Consequently, there is substantial doubt about DTI's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required, and (c) ultimately sustain profitability. Management's recent actions and plans in regard to these matters are as follows:

     1. The Company is in the process of completing specific route segments to deliver to counter parties under existing IRU agreements that should result in the collection of amounts under those agreements.

     2.   The  Company is  attempting  to  increase  sales of monthly  bandwidth
          capacity  to  reduce  the  amount  of  cash  flow   required  to  fund
          operations.

     3. The Company is selectively evaluating opportunities to sell additional dark fiber and empty conduits to supplement its liquidity position.

     4. The Company is exploring vendor financing options as a source of funding for its electronics purchases in order to light additional network capacity.

     5. The Company is exploring its options with respect to obtaining additional equity infusions as well as the possibility of additional debt financing. Under its Indenture provisions, the Company has the ability to borrow up to $100 million on a senior secured basis
          provided  that  the  Company's   Board  of  Directors   approves  such
          financing.

     6. The Company is considering delaying, modifying or abandoning plans to build or acquire certain portions of its network in order to conserve cash until such time as additional cash is generated to support its business plan.


         There can be no assurance, however, that DTI will be successful in any of the above mentioned actions or plans in a timely basis or on terms that are acceptable to it and within the restrictions of its existing financing arrangements, or at all.

3.    NETWORK AND EQUIPMENT

Network and equipment consists of the following as of:

                                               June 30, 2000  September 30, 2000
                                              -------------   ------------------
      Land...................................  $     756,945    $   1,447,409
      Fiber optic cable plant................    154,775,867      166,790,403
      Fiber usage rights.....................    128,667,295      136,771,418
      Fiber optic terminal equipment.........     42,596,743       44,151,315
      Network buildings......................      8,696,531        9,399,855
      Furniture, office equipment and other..      2,846,165        2,884,218
      Leasehold improvements.................        605,407          601,406
                                               -------------    -------------
                                                 338,944,953      362,046,024
      Less-- accumulated depreciation........     21,841,480       25,842,850
                                               -------------    -------------
      Network and equipment, net               $ 317,103,473    $ 336,203,174
                                               =============    =============

4.    WRITE-OFF OF PREPAID FIBER USEAGE RIGHTS

         The Company decided in November 2000 to abandon its two-fiber lease from Las Vegas to Dallas and St. Louis to Chicago as the Company has now developed alternative solutions for these routes. The effects of this transaction were recorded as of September 30, 2000.

5.    COMMITMENTS AND CONTINGENCIES

         From time to time the Company is named as a defendant in routine lawsuits incidental to its business. The Company believes that none of such current proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows. During fiscal 2001, the Company has made and may continue to make material commitments related to the expansion of its network.



6.    RECENT EVENTS

         On September 27, 2000, Kansas City Power & Light confirmed that its subsidiary KLT Telecom Inc. intended to make a tender offer for the Notes and Warrants of DTI. KLT Telecom also agreed in September, on a conditional basis, to acquire an additional 31 percent of the fully diluted common stock in DTI Holdings, which would increase KLT's fully diluted ownership to 78 percent of the Company. The stock acquisition was contingent upon KLT Telecom's successful purchase of at least 90 percent of the outstanding Notes and Warrants.

         On October 23, 2000, Kansas City Power & Light Company announced that KLT Telecom had placed on hold the anticipated tender offer for the 10-year Senior Discount Notes and related Warrants of DTI Holdings, Inc. and the acquisition of additional shares referred to above due to the unfavorable credit market for telecommunication companies.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS


Results of Operations


REVENUE

         Total revenue for the quarter ended September 30, 2000 increased $919,000 (47%) from comparable fiscal 2000 period. This growth is primarily attributable to increased revenue from carrier's carrier services. Revenue from carrier's carrier services was up 43% principally from increased sales of transport business on our in-service routes.

OPERATING EXPENSES

         Total operating expenses were up $3.9 million in the first three months of fiscal 2001 over the same period in fiscal 2000. For the first quarter of fiscal 2001 compared to 2000, telecommunication services expenses increased $1.0 million. This increase primarily reflects the growth of personnel costs related to the growth of the operational infrastructure, costs related to accepted dark fiber segments and property taxes. Additionally, the Company abandoned its short-term two-fiber lease from Las Vegas to Dallas and St. Louis to Chicago as the Company has now developed alternative solutions for these routes. As a result of this decision, the Company recorded a write-off of prepaid fiber usage rights of $2.0 million.

         Selling, general and administrative expenses for the three months ended September 30, 2000 increased $31,000 compared to the same periods in fiscal 2000. The increase is due mainly to an increase in professional service costs.

         Depreciation and amortization grew $1.0 million for the quarter ended September 30, 2000 in comparison to the same period in fiscal 2000 due to increasing amounts of our fiber optic network being placed into service in fiscal 2000 and 2001. Depreciation and amortization will continue to grow as additional network routes are placed into service and as we move forward with our investment in capital assets in order to increase network capacity.

OTHER INCOME (EXPENSE)

         Net other income (expense) for the first quarter increased from net expense of $7.2 million in fiscal 2000 to a net expense of $9.2 million in fiscal 2001. This change is due to the continued accretion of the Senior Discount Notes issued in February 1998, which results in increasing noncash interest expense, offset in part by interest income earned on the portion of the proceeds from the Senior Discount Notes invested in short-term investment-grade securities. As the average cash balances have decreased as we have implemented our business strategy so has the related interest income generated from our short-term investment-grade securities.

INCOME TAXES

         No income tax benefit or provision was recorded for the three-month periods ended September 30, 2000 or 2001. A valuation allowance is being provided to reserve for significant deferred tax assets generated from net operating loss carryforwards and the nondeductible interest expense related to our Senior Discount Notes, issued in February 1998, that may not be realizable due to uncertainties surrounding income tax law changes and future operating income levels.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our capital expenditures, working capital and debt requirements and operating losses through a combination of advance payments for future telecommunications services received from certain major customers, debt and equity financing and external borrowings.

         At September 30, 2000, we had a working capital surplus of $1.0 million, which represents a decrease of $26.2 million compared to the working capital surplus of $27.2 million at June 30, 2000. This decrease is primarily attributable to the continued build-out of our network.

         The net cash provided by operating activities for the periods ended September 30, 1999 and 2000 totaled $3.8 million and $19.0 million, respectively. During fiscal 2001, net cash provided by operating activities resulted principally from collection of an IRU-related receivable of $13.3 million recorded as an other receivable at June 30, 2000.

         Our investing activities used cash of $41.5 million for the period ended September 30, 1999 and $20.9 million for the period ended September 30, 2000. During both periods 100% of the investing activities were in network and equipment.

         Cash used in financing activities was $0 for the period ended September 30, 1999 and $.6 million for the period ended September 30, 2000. Amounts paid in fiscal 2001 were due under our vendor financing agreement.

The accompanying consolidated financial statements and financial information has been prepared assuming that the Company will continue as a going concern. The Company incurred losses from operations of $22 and $8 million and net losses of $57 and $17 million during the fiscal year ended June 30, 2000 and the three month period ended September 30, 2000, respectively. The Company has not yet been successful in obtaining additional financing to sustain its operations and may have insufficient liquidity to meet its needs for continuing operations and meeting its obligations. As of September 30, 2000, DTI had $30 million of cash and cash equivalents. Such amounts are expected to provide sufficient liquidity to meet DTI's operating and capital requirements into approximately January 2001. In its most recent Form 10K filing for the year ended June 30, 2000, the Company disclosed that its cash on hand coupled with anticipated collections of additional amounts due it under existing IRU agreements upon delivery of specific route segments, were expected to provide sufficient liquidity to meet DTI's operating and capital needs through approximately March, 2001. The principal factor that has given rise to the accelerated date of January, 2001 referred to above is further delays encountered in delivery of specific route segments under the above mentioned IRU agreements. Consequently, there is substantial doubt about DTI's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required, and (c) ultimately sustain profitability. Management's recent actions and plans in regard to these matters are as follows:

          1. The Company is in the process of completing specific route segments to deliver to counter parties under existing IRU agreements that should result in the collection of amounts under those agreements.

          2. The Company is attempting to increase sales of monthly bandwidth capacity to reduce the amount of cash flow required to fund operations.

          3. The Company is selectively evaluating opportunities to sell additional dark fiber and empty conduits to supplement its liquidity position.

          4.   The Company is exploring vendor financing  options as a source of
               funding  for  its   electronics   purchases  in  order  to  light
               additional network capacity.

          5. The Company is exploring its options with respect to obtaining additional equity infusions as well as the possibility of additional debt financing. Under its Indenture provisions, the Company has the ability to borrow up to $100 million on a senior secured basis provided that the Company's Board of Directors approves such financing.

           6. The Company is considering delaying, modifying or abandoning plans to build or acquire certain portions of our network in order to conserve cash until such time as additional cash is generated to support its business plan.


         There can be no assurance, however, that DTI will be successful in any of the above mentioned actions or plans in a timely basis or on terms that are acceptable to us and within the restrictions of our existing financing arrangements, or at all.

         To achieve our business plan, we will need significant financing to fund our capital expenditure, working capital, debt service requirements and our anticipated future operating losses. Our estimated capital requirements primarily include the estimated cost of (i) constructing the remaining portions of the planned DTI network routes, (ii) purchasing, for cash, fiber optic facilities pursuant to long-term IRUs for planned routes that we will neither construct nor acquire through swaps with other telecommunication carriers, and
(iii) additional network expansion activities, including the construction of additional local loops in secondary and tertiary cities as network traffic volume increases. We estimate that total capital expenditures necessary to complete our network will approximate $650 million, of which we had expended $351 million as of September 30, 2000. During the balance of fiscal year 2001, we anticipate our capital expenditure priorities will be focused principally on completing our nationwide backbone and lighting rings in our network in areas in which we believe there is strong carrier interest. Our existing capital commitments consist principally of construction commitments of $13 million for network segments under construction and payments required under existing IRU and short-term lease agreements, totaling $9 million, which are payable within the next twelve months as related contract completion criteria are met. In addition, we have a commitment at September 30, 2000 for eight telecommunications switches totaling $15 million which is cancelable upon the payment of a cancellation fee of $42,000 for each of the remaining unpurchased switches. We also may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions. These activities could require significant additional capital not included in the foregoing estimated capital requirements.

         We have entered into various agreements with state Department of Transportation's (DOTs) that require us to construct our network facilities in order to obtain rights-of-way. Our agreement with the Kansas Department of Transportation requires us to build approximately 750 miles of fiber optic network along an interstate highway system by September 2000, of which approximately 600 miles have been completed as of September 30, 2000. We may lose our rights under this agreement if we are declared in breach of the agreement and do not cure such breach as required under the terms of the agreement.

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

         We have a swap agreement with a counter party under which both DTI and the counter party have not delivered their respective routes by the contracted due date. The counter party to the agreement has initiated the delivery process for their two routes but we have started the delivery process related to one of our two routes. Once the counter party has delivered their routes and we have accepted them we will be required to begin making annual cash payments to them of approximately $1.4 million, plus quarterly building and maintenance fees, in advance of their making payments to us for our routes. Additionally, we may be required to accrue penalties for late delivery of $100,000 per route per month. If the counter party were to exercise their rights to cancel delivery of our routes we would not receive approximately $26 million in lease payments over the term of the agreement plus quarterly maintenance, building space and other quarterly and annual payments due under the terms of the agreement.

         In another swap agreement, if we do not settle an obligation by providing the counter party with additional DTI fiber by December 31, 2000, we will be required to pay an additional $7 million in cash to the counter party.

         An agreement dating back to October 1994, between AmerenUE and ourselves requires us to construct a fiber optic network linking AmerenUE's 86 sites throughout the states of Missouri and Illinois in return for cash payments to DTI and the use of various rights-of-way including downtown St. Louis. As of September 30, 2000, we had completed approximately 70% of the sites required for AmerenUE and expect to complete all such construction by the end of fiscal 2001. AmerenUE has given us notice that they intend to set off against amounts payable to us up to $90,000 per month, which as of September, 2000 totaled approximately $1.5 million (in addition to $400,000 previously set off against other payments) as damages and penalties under our contract with them due to our failure to meet certain construction deadlines, and AmerenUE has reserved its rights to seek other remedies under the contract which could potentially include reclamation of the rights-of-way granted to DTI. We are behind schedule with respect to such contract as a result of AmerenUE not obtaining on behalf of the Company certain rights-of-way required for completion of certain network facilities, and the limitation of our financial and human resources, particularly prior to the Senior Discount Notes Offering. We have obtained alternative rights-of-way to accelerate the completion of such construction. Upon completion and turn-up of services, AmerenUE is contractually required to pay us a remaining lump sum of approximately $4.1 million, less the above mentioned penalties, for their telecommunications services over our network.

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

27        Financial Data Schedule

(b)       Reports on Form 8-K

(1) Form 8-K dated September 27, 2000 was filed pursuant to Item 1 (Changes in Control of Registrant) and Item 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 1999                 /S/ Gary W. Douglass
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