Form 10-Q
period 2000-12-31
DTI HOLDINGS INC
filed 2001-02-14
CIK 1058956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------
                                    FORM 10-Q

             [X] Quarterly report pursuant to section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2000

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

                               DTI HOLDINGS, INC.

                                    FORM 10-Q

                                December 31, 2000

                                TABLE OF CONTENTS

                                                                            Page

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 2000 and
             December 31, 2000 (Unaudited)                                    1

           Condensed Consolidated Statements of Operations for the Three
             and Six Months Ended December 31, 1999 and 2000 (Unaudited)      2

           Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended December 31, 1999 and 2000 (Unaudited)                3

           Notes to Condensed Consolidated Financial Statements (Unaudited)   4

Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             7

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        12


PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  13

Signatures
Exhibit Index





                       DTI HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                    June 30,              December 31,
                                                                      2000                   2000
                                                                  -------------         --------------
Assets
Current assets:
  Cash and cash equivalents..................................     $  32,841,453          $  10,639,366
  Trade accounts receivable, net.............................           451,467                626,091
  Other receivables..........................................        13,271,495                     --
  Prepaid and other current assets...........................           752,518              1,550,789
                                                                  -------------          -------------
       Total current assets..................................        47,316,933             12,816,246
Property and equipment, net..................................       317,103,473            361,314,245
Deferred financing costs, net................................         7,042,054              6,020,632
Prepaid fiber usage rights...................................         2,929,639                349,628
Other assets.................................................           429,903                626,637
                                                                  -------------          -------------
       Total.................................................     $ 374,822,002          $ 381,127,388
                                                                  =============          =============

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable...........................................     $  10,248,286          $  30,659,886
  Vendor financing...........................................         5,876,638              5,836,766
  Taxes payable..............................................         2,490,589              2,311,584
  Senior discount notes, net of unamortized underwriter's
  discount of $0 and $2,634,050, respectively................                --            191,376,908
  Other accrued liabilities..................................         1,548,819              3,919,650
                                                                  -------------          -------------
       Total current liabilities.............................        20,164,332            234,104,794
Senior discount notes, net of unamortized underwriter's             356,712,668            188,414,535
   discount of $6,183,209 and $2,593,278, respectively
Deferred revenues............................................        41,917,427             41,148,937
Vendor financing                                                      3,675,917              2,100,030
Other long-term liabilities..................................         1,767,265                     --
                                                                  -------------          -------------
       Total liabilities.....................................       424,237,609            465,768,296
                                                                  -------------          -------------
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 20,000 shares
     authorized, no shares issued and outstanding............                --                     --
  Convertible series A preferred stock, $.01 par value,
    (aggregate liquidation preference of $45,000,000)
    30,000 shares authorized, issued and outstanding.........               300                    300
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 30,000,000 shares issued and
     outstanding.............................................           300,000                300,000
  Additional paid-in capital.................................        44,213,063             44,213,063
  Common stock warrants......................................        10,421,336             10,421,336
  Unearned compensation......................................           (36,370)               (18,190)
  Loan to stockholder........................................        (1,539,582)            (1,593,122)
  Accumulated deficit........................................      (102,774,354)          (137,964,295)
                                                                  --------------           ------------
           Total stockholders' equity (deficit)..............       (49,415,607)           (84,640,908)
                                                                  --------------          -------------
Total........................................................     $ 374,822,002          $ 381,127,388
                                                                  ==============           ============

                  See notes to condensed consolidated financial statements.




                       DTI HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Three Months Ended               For the Six Months Ended
                                                          December 31,                             December 31,
                                                    1999                 2000                 1999               2000
                                                ------------       ---------------        -------------     ----------
                                                                                                             <C
REVENUES:
Telecommunications services:
  Carrier's carrier services.................   $  2,127,036         $  3,077,220         $  4,036,556       $  5,817,339
  End-user services..........................         55,547              134,872              105,477            273,243
                                                ------------         ------------         ------------       ------------
     Total revenues..........................      2,182,583            3,212,092            4,142,033          6,090,582
                                                ------------         ------------         ------------       ------------

OPERATING EXPENSES:
  Telecommunications services................      3,084,524            4,774,894            5,879,452          8,542,774
  Write-off of prepaid fiber usage rights....            --                    --                  --           1,976,000
  Selling, general and administrative........      1,308,130            1,435,173            2,543,975          2,702,499
  Depreciation and amortization..............      3,638,304            4,439,915            6,720,112          8,445,284
                                                ------------         ------------         ------------       ------------
     Total operating expenses................      8,030,958           10,649,982           15,143,539         21,666,557
                                                ------------         ------------         ------------       ------------

LOSS FROM OPERATIONS.........................     (5,848,375)          (7,437,890)         (11,001,506)       (15,575,975)

OTHER INCOME (EXPENSE):
  Interest income............................      1,083,211              378,412            2,459,711            904,324
  Interest expense...........................     (9,650,594)         (10,782,128)         (18,183,286)       (20,518,290)
                                                ------------         -------------        ------------       -------------

NET LOSS.....................................   $(14,415,758)        $(17,841,606)        $(26,725,081)      $(35,189,941)
                                                ============         =============        ============       =============


            See notes to condensed consolidated financial statements.




                       DTI HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                                          December 31,
                                                                   1999                   2000
                                                               -------------         -------------
Cash flows provided by operating activities:
  Net loss..............................................       $(26,725,081)          $(35,189,941)
  Adjustments to reconcile net loss to cash provided
     by operating activities:                                     6,720,112              8,445,284
       Depreciation and amortization....................
       Accretion of senior discount notes...............         17,054,536             19,073,263
       Amortization of deferred financing costs.........            896,754              1,021,422
       Amortization of unearned compensation............             18,180                 18,180
       Other noncash items..............................            194,768                258,497
       Changes in assets and liabilities:
          Trade accounts receivable.....................           (114,064)              (174,624)
          Other assets..................................            405,056             14,856,501
          Accounts payable..............................           (594,160)            20,411,600
          Other liabilities.............................            135,747                291,529
          Taxes payable.................................         (1,186,764)              (179,005)
          Deferred revenues.............................         12,510,198               (768,490)
                                                               ------------           -------------
Net cash flows provided by operating activities.........          9,315,282             28,064,216
                                                              ------------           ------------
Cash flows from investing activities:
  Increase in network and equipment.....................        (68,300,340)           (48,650,544)
                                                               ------------           ------------
Net cash used in investing activities...................        (68,300,340)           (48,650,544)
                                                               ------------           ------------
Cash flows from financing activities:
  Repayment of vendor financing.........................                 --             (1,615,759)
                                                               ------------           -------------
Cash flows used in financing activities.................                 --             (1,615,759)
                                                               ------------           -------------
Net decrease in cash and cash equivalents...............        (58,985,058)           (22,202,087)
Cash and cash equivalents, beginning of period..........        132,175,829             32,841,453
                                                               ------------           ------------
Cash and cash equivalents, end of period................       $ 73,190,771           $ 10,639,366
                                                               ============           ============
Noncash investing and financing activities:
  Interest capitalized to fixed assets..................       $  3,304,607           $  4,005,512
                                                               ============           ============
  Fixed assets acquired through vendor financing........       $  3,072,027           $         --
                                                               ============           ============

            See notes to condensed consolidated financial statements.

DTI Holdings, inc. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------

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

2.    RECENT EVENTS

         On February 1, 2001, the Company completed a tender offer for its Senior Discount Notes at a cost of $94.8 million in order to buy back 50.4 percent of its Senior Discount Notes resulting in the Company classifying the related amounts as current in the accompanying condensed consolidated balance sheet. KLTT provided a bridge loan to the Company of $94 million at an annual interest rate of 10% in order to complete this transaction. The bridge loan is in the form of a demand note in which all principal and interest is due upon demand and is secured by a pledge of all the outstanding stock of Digital Teleport, Inc. As a result of the tender the Company will reduce the principal amount outstanding of its Senior Discount Notes, net of unamortized underwriter's discount, by approximately $193.5 million and Deferred Financing Costs by approximately $2.9 million resulting in a net gain on early extinguishment of debt to the Company of approximately $95.6 million as of February 1, 2001. This will also reduce the amount of cash interest that would have been due under the Senior Discount Notes by approximately $32 million annually starting in September 2003, when these payments would have begun, and replaced this interest with approximately $9.4 million in annual interest which will be payable in accordance with the KLTT bridge loan or its eventual replacement financing. The tender offer also provided for certain changes in the indenture associated with the Senior Discount Notes, including expanding the Company's allowable secured borrowings by an additional $100 million to a total of $200 million, permit the tender offer indebtedness, permit the acquisition of any or all of the Senior Discount Notes at any time. These changes would also permit the tender offer financing and credit facility to be secured by the assets and stock of the Company and its subsidiaries.

         On February 8, 2001, KLTT acquired control of the Company by acquiring an additional 31.2 percent of the fully diluted shares of the Company from Richard D. Weinstein, Chairman, President and CEO of the Company for $33.6 million in cash. An additional 5 percent of the fully diluted shares were purchased through a tender offer for DTI's outstanding warrants and the purchase by KLTT of a separate warrant for 1 percent of the Company's common stock that results in KLTT now owning 83.6 percent of DTI's fully diluted shares.

         Under the purchase agreement, Mr. Weinstein has resigned as Chairman, President and Chief Executive Officer and will retain just over 15 percent of the fully diluted ownership and a seat on the DTI board. Gary W. Douglass, DTI's Senior Vice President and Chief Financial Officer has been appointed Interim CEO. KLTT also acquired Mr. Weinstein's interest in the Company's St. Louis point-of-presence and switch facility that will result in the Company making payments to KLTT for use of this facility. Additionally, as a part of the purchase agreement in February 2001, Mr. Weinstein repaid an outstanding loan to the Company in the amount of $1.6 million including interest, which had resulted from the settlement of certain litigation against the Company and Mr. Weinstein.

         KLTT has also committed to provide or arrange (through guaranty or otherwise) a revolving credit facility to the Company, to be made in 2001 in the amount of $75 million, the proceeds of which would be used for operations and capital expenditures as set forth in a reasonable capital budget to be established by the Company's Board of Directors. KLTT has agreed, through a written lending commitment letter, to make a bridge loan of $25 million at 9.5% interest to the Company, and is working with the Company to arrange third-party financing of at least a $75 million revolving credit facility for the Company. DTI will use the financing to complete the construction of the planned DTI network and meet other operating requirements. Management now believes that it will have sufficient liquidity to meet its needs for continuing operations and obligations over the next twelve months.

3.    NETWORK AND EQUIPMENT

         Network and equipment consists of the following as of:

                                               June 30, 2000  December 31, 2000
                                               -------------  -----------------
       Land..................................  $     756,945    $    1,946,343
       Fiber optic cable plant...............    154,775,867       190,704,018
       Fiber usage rights....................    128,667,295       137,436,763
       Fiber optic terminal equipment........     42,596,743        46,766,492
       Network buildings.....................      8,696,531        11,040,794
       Furniture, office equipment and other.      2,846,165         3,101,193
       Leasehold improvements................        605,407           601,406
                                               --------------  ---------------
                                                 338,944,953       391,597,009
       Less-- accumulated depreciation.......     21,841,480        30,282,764
                                               --------------    -------------
       Network and equipment, net              $ 317,103,473    $  361,314,245
                                               ==============  ===============

4.    WRITE-OFF OF PREPAID FIBER USAGE RIGHTS

         The Company decided in November 2000 to abandon the Las Vegas to Dallas and St. Louis to Chicago segments of its short-term two-fiber lease as the Company has now developed alternative solutions for these routes. As a result of this decision, the Company recorded a write-off of prepaid fiber usage rights of $2 million as of September 30, 2000, and for the three-month period then ended.

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

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS


Results of Operations


REVENUE

         Total revenue for the quarter and six months ended December 31, 2000 increased $1.0 million (47%) and $2.0 million (47%) from the comparable fiscal 2000 periods. This growth is primarily attributable to increased revenues from carrier's carrier services. Revenues from carrier's carrier services for the same periods were up 45% and 44%, respectively. The increases were due principally to sales of transport business on our in-service routes. We have had a 60% increase in the number of customers we serve and, therefore, have reduced our reliance on any one customer.

OPERATING EXPENSES

         Total operating expenses increased $2.6 million for the quarter and $6.5 million for the six month period ended December 31,2000 compared to the same periods in fiscal 2000. Telecommunication services expenses increased $1.7 million and $2.7 million for the quarter and six months ended December 31, 2000, respectively compared to the same periods in fiscal 2000. This increase primarily reflects the increase of personnel costs related to the growth of the operational infrastructure, costs related to accepted dark fiber segments and property taxes. Additionally, the Company abandoned the Las Vegas to Dallas and St. Louis to Chicago segments of its short-term two-fiber lease as the Company has now developed alternative solutions for these routes. As a result of this decision, the Company recorded a write-off of prepaid fiber usage rights of $2.0 million during the six months ended December 31, 2000.

         Selling, general and administrative expenses for the quarter and six months ended December 31, 2000 increased $127,000 and $159,000 respectively compared to the same periods in fiscal 2000. The increase is due mainly to increases in legal and professional costs.

         Depreciation and amortization grew $0.8 million and $1.7 million for the three and six month periods ended December 31, 2000 in comparison to the same periods in fiscal 2000 due to increasing amounts of our fiber optic network being placed into service in fiscal 2000 and 2001. Depreciation and amortization will continue to grow as additional network routes are placed into service and as we move forward with our investment in capital assets in order to increase network capacity.

OTHER INCOME (EXPENSE)

         Net other income (expense) for the second quarter increased from net expense of $8.5 million in fiscal 2000 to a net expense of $10.4 million in fiscal 2001. Net other income (expense) for the first six months increased from a net expense of $15.7 million in fiscal 2000 to a net expense of $19.6 million in fiscal 2001. This change is due to the continued accretion of the Senior Discount Notes issued in February 1998, which results in increasing noncash interest expense, offset in part by interest income earned on the portion of the proceeds from the Senior Discount Notes invested in short-term investment-grade securities. As the average cash balances have decreased as we implemented our business strategy so has the related interest income generated from our short-term investment-grade securities.

INCOME TAXES

         No income tax benefit or provision was recorded for the three and six-month periods ended December 31, 2000 or 2001. A valuation allowance is being provided to reserve for significant deferred tax assets generated from net operating loss carryforwards and the nondeductible interest expense related to our Senior Discount Notes, issued in February 1998, that may not be realizable due to uncertainties surrounding income tax law changes and future operating income levels.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our capital expenditures, working capital and debt requirements and operating losses through a combination of advance payments for future telecommunications services received from certain major customers, debt and equity financing and external borrowings.

         At December 31, 2000, we had a working capital deficiency of $221.3 million, which represents a decrease in working capital of $278.4 million compared to the working capital surplus of $27.2 million at June 30, 2000. This decrease is primarily attributable to the continued build-out of our network and the reclassification to current of certain previously classified long-term debt in anticipation of the buyback of the Senior Discount Notes.

         The net cash provided by operating activities for the six-month period ended December 31, 1999 and 2000 totaled $9.3 million and $28 million, respectively. During Fiscal 2001, net cash provided by operating activities resulted primarily from collection of an IRU-related receivable of $13.3 million recorded as an Other Receivable at June 30, 2000 and an increase in Accounts Payable as the Company has continued to build-out its network.

         Our investing activities consumed cash of $68.3 million for the six-month period ended December 31, 1999 and $48.7 million for the six-month period ended December 31, 2000. During both periods, 100% of the investing activities were related to network and equipment.

         Cash used in financing activities was $0 for the period ended December 31, 1999 and $1.6 million for the period ended December 31, 2000. Amounts paid in fiscal 2001 were payments for amounts due under our vendor financing agreement.

         On February 1, 2001, the Company completed a tender offer for its Senior Discount Notes at a cost of $94.8 million in order to buy back 50.4 percent of its Senior Discount Notes resulting in the Company classifying related amounts as current in the accompanying condensed consolidated balance sheet. KLTT provided a bridge loan to the Company of $94 million at an annual interest rate of 10% in order to complete this transaction. The bridge loan is in the form of a demand note in which all principal and interest is due upon demand and is secured by a pledge of all the outstanding stock of Digital Teleport, Inc. As a result of the tender the Company will reduce the principal amount outstanding of its Senior Discount Notes, net of unamortized underwriter's discount, by approximately $193.5 million and Deferred Financing Costs by approximately $2.9 million resulting in a net gain on early extinguishment of debt to the Company of approximately $95.6 million as of February 1, 2001. This will also reduce the amount of cash interest that would have been due under the Senior Discount Notes by approximately $32 million annually starting in September 2003, when these payments would have begun, and replaced this interest with approximately $9.4 million in annual interest which will be payable in accordance with the KLTT bridge loan or its eventual replacement financing. The tender offer also provided for certain changes in the indenture associated with the Senior Discount Notes, including expanding the Company's allowable secured borrowings by an additional $100 million to a total of $200 million, permit the tender offer indebtedness, permit the acquisition of any or all of the Senior Discount Notes at any time. These changes would also permit the tender offer financing and credit facility to be secured by the assets and stock of the Company and its subsidiaries.

         On February 8, 2001, KLTT acquired control of the Company by acquiring an additional 31.2 percent of the fully diluted shares of the Company from Richard D. Weinstein, Chairman, President and CEO of the Company for $33.6 million in cash. An additional 5 percent of the fully diluted shares were purchased through a tender offer for DTI's outstanding warrants and the purchase by KLTT of a separate warrant for 1 percent of the Company's common stock that results in KLTT now owning 83.6 percent of DTI's fully diluted shares.

         Under the purchase agreement, Mr. Weinstein has resigned as Chairman, President and Chief Executive Officer and will retain just over 15 percent of the fully diluted ownership and a seat on the DTI board. Gary W. Douglass, DTI's Senior Vice President and Chief Financial Officer has been appointed Interim CEO. KLTT also acquired Mr. Weinstein's interest in the Company's St. Louis point-of-presence and switch facility that will result in the Company making payments to KLTT for use of this facility. Additionally, as a part of the purchase agreement in February 2001, Mr. Weinstein repaid to the Company a loan in the amount of $1.6 million including interest, which resulted from the settlement of certain litigation against the Company and Mr. Weinstein, in February 2001.

         KLTT has also committed to provide or arrange (through guaranty or otherwise) a revolving credit facility to the Company, to be made in 2001 in the amount of $75 million, the proceeds of which would be used for operations and capital expenditures as set forth in a reasonable capital budget to be established by the Company's Board of Directors. KLTT has agreed, through a written lending commitment letter, to make a bridge loan of $25 million at 9.5% interest to the Company, and is working with the Company to arrange third-party financing of at least a $75 million revolving credit facility for the Company. DTI will use the financing to complete the construction of the planned DTI network and meet other operating requirements. Management now believes that it will have sufficient liquidity to meet its needs for continuing operations and obligations over the next twelve months.

         To achieve our business plan, we will need significant financing to fund our capital expenditure, working capital, debt service requirements and our anticipated future operating losses. Our estimated capital requirements primarily include the estimated cost of (i) constructing the remaining portions of the planned DTI network routes, (ii) purchasing, for cash, fiber optic facilities pursuant to long-term IRUs for planned routes that we will neither construct nor acquire through swaps with other telecommunication carriers, and
(iii) additional network expansion activities, including the construction of additional local loops in secondary and tertiary cities as network traffic volume increases. We estimate that total capital expenditures necessary to complete our network will approximate $650 million, of which we had expended $388 million as of December 31, 2000. During the balance of fiscal year 2001, we anticipate our capital expenditure priorities will be focused principally on completing our nationwide backbone and lighting our network in areas in which we believe there is strong carrier interest. Our existing capital commitments consist principally of construction commitments of $23.7 million for network segments under construction and payments required under existing IRU and short-term lease agreements, totaling $8 million, which are payable within the next twelve months as related contract completion criteria are met. In addition, we have a commitment at December 31, 2000 for eight telecommunications switches totaling $15 million which is cancelable upon the payment of a cancellation fee of $42,000 for each of the remaining unpurchased switches. We also may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions. These activities could require significant additional capital not included in the foregoing estimated capital requirements.

         We have entered into various agreements with state Departments of Transportation (DOTs) that require us to construct our network facilities in order to obtain and retain rights-of-way. Our agreement with the Kansas Department of Transportation required us to build approximately 680 miles of fiber optic network along an interstate highway system by September 2000, of which approximately 660 miles have been completed as of February 14, 2001. We may lose our rights under this agreement if we are declared in breach of the agreement and do not cure such breach as required under the terms of the agreement. As of February 14, 2001, no notice of breach has been received and the Company believes it will be able to complete delivery of all required routes in the first quarter of calendar year 2001.

         In November 1999, we entered into an IRU agreement with Adelphia Business Solutions for over 4000 route miles on our network initially valued at between $27 to $42 million to DTI depending on the number of options for additional routes of fiber strands exercised by the parties. Adelphia paid $10 million in advance cash payments under the terms of the Agreement. In August 2000, Adelphia cancelled five routes or portions thereof, which will result in approximately $4.2 million in reduced future cash collections under the Agreement, plus the repayment to Adelphia of approximately $1.6 million previously paid to DTI by Adelphia, which was repaid in September 2000. In addition to providing for certain rights to cancel delivery of route segments not delivered to them by agreed upon dates, the Agreement also provides for monthly financial penalties for late deliveries. As of December 2000, DTI is late with respect to delivery of all routes, and accrued penalties under the Agreement totaled approximately $4.3 million. These penalties will result in an offset to future cash receipts by DTI upon delivery of the remaining routes. If Adelphia were to cancel all remaining route segments under the Agreement; then we would no longer receive the remaining approximate $20 million, net of penalties, due under the Agreement and would be required to return the remaining $8 million received upon execution of the Agreement plus interest. Additionally, we would receive none of the maintenance and other monthly and annual payments due under the terms of the Agreement. Subsequent to December 31, 2000, we have received notice from Adelphia of their intent to exercise their rights under the Agreement to cancel an additional four routes or portions thereof for continued late delivery. DTI and Adelphia are in continuing negotiations over these potential route cancellations as well as other matters related to the Agreement. If these additional routes are ultimately cancelled, DTI's expected future net cash receipts for the delivery of the remaining routes under the Agreement would be reduced from approximately $20 million to $10 million.

         We have a swap agreement with a counter party under which both DTI and the counter party did not deliver their respective routes by the contracted due date. The counter party to the agreement has delivered both of its routes and we have delivered one of our two routes. As the counter party delivers their routes and we accept them we are required to make annual cash payments to them totaling approximately $1.4 million, plus quarterly building and maintenance fees, in advance of their making payments to us for our routes. Additionally, we may be required to accrue penalties for late delivery of $100,000 per route per month. If the counter party were to exercise its rights to cancel delivery of our one undelivered route we would not receive approximately $14 million in lease payments over the term of the agreement plus quarterly maintenance, building space and other quarterly and annual payments due under the terms of the agreement.

         In another swap agreement, if we do not settle an obligation by providing the counter party with additional DTI fiber by December 31, 2001, we will be required to pay an additional $7 million in cash to the counter party.

         An agreement dating back to October 1994, between AmerenUE and ourselves requires us to construct a fiber optic network linking AmerenUE's 86 sites throughout the states of Missouri and Illinois in return for cash payments to DTI and the use of various rights-of-way including downtown St. Louis. As of December 31, 2000, we had completed approximately 70% of the sites required for AmerenUE and expect to complete all such construction by the end of fiscal 2001. AmerenUE has given us notice that they intend to set off against amounts payable to us up to $83,000 per month, which as of December, 2000 totaled approximately $1.8 million (in addition to $400,000 previously set off against other payments) as damages and penalties under our contract with them due to our failure to meet certain construction deadlines, and AmerenUE has reserved its rights to seek other remedies under the contract which could potentially include reclamation of the rights-of-way granted to DTI. We are behind schedule with respect to such contract as a result of AmerenUE not obtaining on behalf of the Company certain rights-of-way required for completion of certain network facilities, and the limitation of our financial and human resources, particularly prior to the Senior Discount Notes Offering. We have obtained alternative rights-of-way to accelerate the completion of such construction. Upon completion and turn-up of services, AmerenUE is contractually required to pay us a remaining lump sum of approximately $4.1 million, less the above mentioned penalties, for their telecommunications services over our network.

         On February 23, 1998, we completed the issuance and sale of the Senior Discount Notes, from which we received proceeds, net of underwriting discounts and expenses, totaling approximately $265 million. As a result of the completion of the Company's tender offer for its Senior Discount Notes on February 1, 2001, the amount of Senior Discount Notes has been reduced by 50.4 percent and certain changes have been made to the indenture including expanding the Company's allowable secured borrowings by an additional $100 million to a total of $200 million, permit the tender offer indebtedness, permit the acquisition of any or all of the Senior Discount Notes at any time. These changes would also permit the tender offer financing and credit facility to be secured by the assets and stock of the Company and its subsidiaries. We have used the net proceeds (i) to fund additional capital expenditures required for the completion of the our network, (ii) to expand our management, operations and sales and marketing infrastructure and (iii) for additional working capital and other general corporate purposes. We may incur significant and possibly increasing operating losses and expect to generate negative net cash flows after capital expenditures during at least the next year as we continue to invest substantial funds to complete our network and develop and expand our telecommunications services and customer base. Accordingly, if we cannot achieve operating profitability or positive cash flows from operating activities, we may not be able to service the Senior Discount Notes or to meet our other debt service or working capital requirements, which would have a material adverse effect on us.

         Subject to the Indenture provisions that limit restrictions on the ability of any of our Restricted Subsidiaries to pay dividends and make other payments to us, future debt instruments of Digital Teleport may impose significant restrictions that may affect, among other things, the ability of Digital Teleport to pay dividends or make loans, advances or other distributions to us. The ability of Digital Teleport to pay dividends and make other distributions also will be subject to, among other things, applicable state laws and regulations. Although the Senior Discount Notes do not require cash interest payments until September 1, 2003, at such time the Senior Discount Notes will require annual cash interest payments of approximately $31 million. In addition, the Senior Discount Notes mature on March 1, 2008. We currently expect that the earnings and cash flow, if any, of Digital Teleport will be retained and used by such subsidiary in its operations, including servicing its own debt obligations. We do not anticipate that we will receive any material distributions from Digital Teleport prior to September 1, 2003. Even if we determine to pay a dividend on or make a distribution in respect of the capital stock of Digital Teleport, there can be no assurance that Digital Teleport will generate sufficient cash flow to pay such a dividend or distribute such funds to us or that applicable state law and contractual restrictions, including negative covenants contained in any future debt instruments of Digital Teleport, will permit such dividends or distributions. The failure of Digital Teleport to pay or to generate sufficient earnings or cash flow to distribute any cash dividends or make any loans, advances or other payments of funds to us would have a material adverse effect on our ability to meet our obligations on the Senior Discount Notes. Further, there can be no assurance that we will have available, or will be able to acquire from alternative sources of financing, funds sufficient to repurchase the Senior Discount Notes in the event of a Change of Control.

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

4.1 First Supplement and Amendment to Trust Indenture between The Bank of New York, as Trustee, and DTI Holdings, Inc. dated February 1, 2001.

10.1 Demand Promissory Note between DTI Holdings and KLT Telecom Inc. dated February 1, 2001.

10.2 $25 million Senior Secured Revolving Credit Facility between Digital Teleport, Inc. and KLT Telecom Inc. dated January 31, 2001.

10.3 DTI Holdings, Inc. Pledge Agreement between DTI Holdings, Inc. and KLT Telecom Inc. dated February 1, 2001.

27       Financial Data Schedule

(b)      Reports on Form 8-K

(1) Form 8-K Filed December 27, 2000 was filed pursuant to Item 1 (Changes in Control of Registrant) and Item 7.

(2) Form 8-K Filed February 14, 2001 was filed pursuant to Item 1 (Changes in Control of Registrant) and Item 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                DTI HOLDINGS, INC.


Date: February 14, 2001         /S/Gary W. Douglass
      -----------------         ------------------------------------------------
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

4.1 First Supplement and Amendment to Trust Indenture between The Bank of New York, as Trustee, and DTI Holdings, Inc. dated February 1, 2001.

10.1 Demand Promissory Note between DTI Holdings and KLT Telecom Inc. dated February 1, 2001.

10.2 $25 million Senior Secured Revolving Credit Facility between Digital Teleport, Inc. and KLT Telecom Inc. dated January 31, 2001.

10.3 DTI Holdings, Inc. Pledge Agreement between DTI Holdings, Inc. and KLT Telecom Inc. dated February 1, 2001.

27       Financial Data Schedule