Form 10-K
period 2000-12-31
DTI HOLDINGS INC
filed 2001-05-15
CIK 1058956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                        _________________

                            FORM 10-K


   [   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934




 [ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



 FOR THE TRANSITION PERIOD FROM JULY 1, 2000 TO DECEMBER 31, 2000



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

               DOCUMENTS INCORPORATED BY REFERENCE

                              None

                       DTI HOLDINGS, INC.

                            FORM 10-K

 FOR THE TRANSITION PERIOD FROM JULY 1, 2000 TO DECEMBER 31, 2000

                        TABLE OF CONTENTS
                                                          PAGE

                              PART I


Item 1.        Business                                     4
Item 2.        Properties                                  31
Item 3.        Legal Proceedings                           31
Item 4.        Submission of Matters to a Vote of          31
               Security Holders

                              PART II



Item 5.        Market for Registrant's Common Equity       32
               and Related Stockholder Matters
Item 6.        Selected Financial Data                     34
Item 7.        Management's Discussion and Analysis        36
               of Financial Condition and Results of
               Operations
Item 7A.       Quantitative and Qualitative                45
               Disclosures about Market Risk
Item 8.        Financial Statements and                    45
               Supplementary Data
Item 9.        Changes in and Disagreements with           45
               Accountants on Accounting and
               Financial Disclosure

                              PART III



Item 10.       Directors and Executive Officers of         46
               the Registrant
Item 11.       Executive Compensation                      49
Item 12.       Security Ownership of Certain               53
               Beneficial Owners and Management
Item 13.       Certain Relationships and Related           54
               Transactions

                              PART IV



Item 14.       Exhibits, Financial Statement               55
               Schedules and Reports on Form 8-K

Signatures
Exhibit Index

                   FORWARD-LOOKING STATEMENTS

We have included "forward-looking statements" throughout this document. These statements describe our attempt to predict future events. We use the words "believe," "anticipate," "expect," "well" and "estimated completion" similar expressions to identify forward-looking statements. You should be aware that these forward-looking statements are subject to a number of risks, assumptions, and uncertainties, such as:

- Risks associated with our capital requirements and existing debt;
- Risks associated with increasing competition in the telecommunications industry, including industry over-capacity and declining prices;
- Changes in laws and regulations that govern the telecommunications industry;
- Risks related to obtaining significant revenue increases;
- Risks related to continuing our network expansion without delays, including the need to obtain permits and rights-of-way and performance penalties for failure to meet delivery deadlines; and
- Other risks discussed below under "Risk Factors."

This list is only an example of some of the risks that may affect our forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then our results may differ materially from those we have projected in the forward-looking statements. The Company does not intend to update these statements to reflect future events or circumstances, except to the extent, if any, required by law.

                             PART I

ITEM 1.   BUSINESS

In this Annual Report on Form 10-K, we will refer to DTI
Holdings, Inc., a Missouri Corporation organized in 1997, as "DTI
Holdings", the "Company", "we", "us", and "our". We will refer to Digital Teleport, Inc., our wholly-owned operating subsidiary organized in 1989, as "Digital Teleport."

                          INTRODUCTION

We are a facilities-based communications company that is creating an approximately 18,700 route mile fiber optic network comprised of approximately 20 regional rings interconnecting primary, secondary and tertiary cities in 36 states and the District of Columbia. By providing high-capacity voice and data transmission services to and from secondary and tertiary cities, we intend to become a leading wholesale provider of regional communications transport services to interexchange carriers ("IXCs") and other communications companies ("carrier's carrier services"). We are offering our carrier customers dedicated, virtual circuits through the exclusive use of high capacity, ring-redundant optical windows on the regional rings throughout our network. We will use the optical windows to offer our carrier customers a high quality, ring-redundant means to efficiently deliver their traffic and data to a significant number of end-users along these rings. Our regional rings will also offer carriers a means to aggregate, for further long haul transport, the outgoing traffic of that carrier's customers along such rings to regional points of interconnection between the carrier's network and our network for further transport by the carrier. We also offer our carrier customers point-to-point non-ring protected transport services on our facilities. Customers utilizing carrier's carrier services include Tier 1 and Tier 2 carriers and other communication companies. We also provide private line services to targeted business and governmental end-user customers ("end-user services").

On February 8, 2001, KLT Telecom Inc. (KLTT), the telecommunications subsidiary of Kansas City Power & Light Company ("KCP&L") acquired 20,093,936 shares (30.7 percent) of Company common stock from Richard D. Weinstein, former Chairman, President and CEO of the Company, for $33.6 million in cash.
KLTT also completed a tender offer for warrants which had become detached from the Senior Discount Notes pursuant to which KLTT acquired warrants to purchase 3,434,723 shares (5 percent) of Company common stock. In addition, KLTT acquired a separate warrant that had been issued to a bank lender entitling it to purchase 303,030 shares of Company common stock. As a result of these acquisition, as of March 31, 2001 KLTT owned 82.1 percent of the Company's common stock on a fully-diluted basis, excluding shares underlying stock options granted under the Company's 2001 Stock Option Plan. Shares underlying options granted under that plan are excluded from this calculation because each optionee, upon exercise of the options, is entitled only to receive cash in lieu of shares in an amount equal to the spread between the fair market of the shares and the exercise price in the event that such exercise would either (i) cause the Company to cease being a member of the affiliated group with KLTT for federal income tax purposes, or (ii) cause a change of control as defined in the Indenture, as amended, for the Senior Discount Notes.

Our principal business office is located at 8112 Maryland Avenue
- 4th Floor, St. Louis, Missouri 63105, United States, and our telephone number is (314) 880-1000.

                          RECENT EVENTS

On February 1, 2001, the Company purchased 50.4 percent of its
Senior Discount Notes for a purchase price of $94.8 million pursuant to a tender offer. KLTT provided a demand loan ("Demand
Loan") to the Company of $94 million at an annual interest rate of 10% in order to complete this transaction. The Demand Loan received from KLTT is in the form of a demand note in which all principal and interest is due upon demand and is secured by a pledge of all the outstanding stock of Digital Teleport, Inc and Digital Teleport of Virginia, Inc. As a result of the purchase made pursuant to the completion of the tender offer the Company reduced the principal amount outstanding of its Senior Discount
Notes, net of unamortized underwriter's discount, by approximately $193.5 million and Deferred Financing Costs by approximately $2.9 million. These reductions resulted in a net benefit to the Company of $95.6 million consisting of a net gain on early extinguishment of debt to the Company of $57.3 million and a tax benefit of $38.3 million as a result of an adjustment in the Company's deferred tax valuation allowance as of February 1, 2001. The purchase of the Senior Discount Notes also reduces the amount of cash interest that will be due with respect to the Senior
Discount Notes by approximately $32 million annually starting in September 2003, when these payments begin, and replaced this interest with approximately $9.4 million in annual interest which will be payable in accordance with the Demand Loan or its eventual replacement financing. The consent solicitation made in connection with the tender offer authorized certain changes in the indenture associated with the Senior Discount Notes, including expanding the Company's allowable secured borrowings by an additional $194 million to a total of $294 million. These changes also permit the Demand Loan to be secured by the stock of the Company's subsidiaries and other financings to be secured by the assets of the Company and its subsidiaries.

On February 8, 2001, KLTT acquired an additional 30.7 percent of the fully diluted shares of the Company from Richard D. Weinstein, the former Chairman, President and CEO of the Company for $33.6 million in cash. An additional 5 percent of the fully diluted shares were purchased by KLTT through a tender offer for DTI's outstanding warrants issued in connection with the Senior
Discount Notes and the purchase by KLTT of a separate warrant for 1 percent of the Company's common stock, that results in KLTT now owning 82.1 percent of DTI's fully diluted shares, excluding shares underlying stock options granted under the Company's 2001 Stock Option Plan.

Under the purchase agreement, Mr. Weinstein has resigned as Chairman, President and CEO and will retain just over 15 percent of the fully diluted ownership and a seat on the DTI board. Paul Pierron was appointed the new President and CEO of the Company in April 2001. KLTT also acquired Mr. Weinstein's interest in the Company's St. Louis point-of-presence and switch facility, which now results in the Company making payments to KLTT for use of this facility. Additionally, as a part of the purchase agreement in February 2001, Mr. Weinstein repaid an outstanding loan to the Company in the amount of $1.6 million including interest, which had resulted from the settlement of certain litigation against the Company and Mr. Weinstein.

KLTT has also committed to provide or arrange (through guaranty or otherwise) a revolving credit facility to the Company, to be made in 2001 in the amount of $75 million, the proceeds of which would be used for operations and capital expenditures as set forth in a reasonable capital budget to be established by the Company's Board of Directors. Under that commitment KLTT has currently extended a demand revolving credit facility loan ("Revolving Credit Facility") of $35 million at 9.5% interest to the Company, and is working with the Company to arrange third-party financing in the form of a $100 million senior credit facility ("Senior Credit Facility") for the Company. DTI will use these combined sources of financing to complete the construction of the planned DTI network and meet other operating requirements.

                      OUR BUSINESS STRATEGY

The Company intends to become a leading wholesale provider of long haul and regional communications transport services by providing high-capacity voice and data transmission services in under-served secondary and tertiary cities to interexchange carriers ("IXC"), other communications companies and other data-centric bandwidth customers. Key elements of DTI's business strategy include:

COMPLETE CONSTRUCTION OF A LOW-COST NETWORK

Phase one of the Company's business strategy, the construction and acquisition of its network backbone, is expected to be complete by approximately December 2001. Phase two, lighting the remainder of the network, is expected to be completed by approximately December 2002. DTI currently offers services over 2000 miles of its network. DTI has been able to achieve a low-cost network by (i) taking advantage of the potential cost efficiencies provided by the network design; (ii) continuing to deploy advanced fiber optic network technology, which lowers operating and maintenance costs, and (iii) realizing cost efficiencies by entering into rights-of-way agreements with governmental authorities and trading excess fibers on Company built routes with other telecommunications companies in exchange for the routes necessary to complete the network.

The Company anticipates that industry pricing between major markets will continue to remain under pressure. Achieving a low network cost basis will provide the Company with a competitive advantage since it will allow it to profitably offer customers regional transport at an attractive price.

LEVERAGE INTEGRATED LONG-HAUL ROUTES, REGIONAL RINGS AND LOCAL
NETWORK DESIGN

The strategic network design will allow the Company to offer reliable, high-capacity transmission services on a region-by-region basis to carrier and end-user customers who seek a competitive alternative to incumbent providers of such services. The regional and local Synchronous Optical Network ("SONET") rings, which provide virtually instantaneous restoration of service in the event of a fiber cut, will interconnect primary, secondary and tertiary markets, major IXC's points of presence and incumbent local exchange carrier access tandems and, in selected metropolitan areas, potential end-user customers. This design permits DTI to provide carrier customers with reliable transmission capacity between the carriers' network and access tandems serving a significant number of end-users in each region. Using a technologically advanced design, the ringed network will provide virtually instantaneous rerouting of traffic in the event of a fiber cut.

FOCUS ON SECONDARY AND TERTIARY MARKETS

Many secondary and tertiary markets in the United States have limited access to high-capacity broadband networks. This is because most major carriers have optimized their networks to provide connectivity between Tier 1 markets where much of the current data traffic originates and terminates. DTI's network design, however, has been optimized to allow more economic entry and access into underserved secondary and tertiary markets. The Company believes that these markets will allow DTI to sell its services on a more profitable basis than in Tier 1 markets because of the limited competitive activity in these smaller markets. By having connectivity as well in Tier 1 markets, DTI's network allows for termination of this secondary and tertiary market traffic in many Tier 1 content centers.

LEVERAGE EXPERIENCED MANAGEMENT TEAM

Our management team includes individuals with significant experience in the deployment and marketing of telecommunications
services.   Mr. Pierron was appointed President and CEO of DTI in
April 2001. From January 2000 to March 2001, Mr. Pierron was Vice President - Sales of New Edge Networks in Vancouver, WA responsible for all sales and support personnel for Digital Local Exchange Company ("DLEC") in 60 markets in the West, Central and Southeast United States. Prior to joining New Edge Networks, Mr. Pierron was Vice President - Sales of Gabriel Communications, Inc. in St. Louis, MO. from January 1999 to January 2000. He was responsible for all sales and operations support for 3rd generation

CLEC (14 markets) and establishing distribution presence in Tier 1-3 markets. Mr. Pierron has also held various sales management positions with Sprint PCS, AirTouch Teletrac and Southwestern Bell over his 23 years of experience. Gary W. Douglass our Senior Vice President and Chief Financial Officer was previously the Executive Vice President and Chief Financial Officer of publicly-held Roosevelt Financial Group, Inc., which was acquired by Mercantile Bancorporation in 1997, and had previously spent 23 years at Deloitte & Touche LLP. Jerry W. Murphy, our President - DTI Network Services and Chief Technology Officer, spent 18 years with MCI, having spent the last 11 years in senior positions in engineering, network implementation and network operations positions. William P. McDonough, our Vice President of Network Engineering and Operations, has spent 37 years in the telecommunications industry with 34 of those years having been spent at SBC in various engineering and operations positions. Matt Portterfield, Senior Vice President of Sales and Marketing, has over 20 years of telecommunications management experience including having been the Vice President-Strategic Sales for New Edge Networks in Vancouver, WA responsible for the national carrier sales division for this Digital Local Exchange Company ("DLEC") in markets thoughout the U.S and General Manager of Gabriel Communications' in St. Louis an Integrated Cummunications Provider ("ICP"). Daniel A. Davis, Vice President and General Counsel joined us in June 1998 from the law firm of Bryan Cave LLP where he practiced in the corporate transactions and corporate finance groups, representing primarily telecommunications and other technology based companies.

                          OUR BUSINESS

                           OUR NETWORK

DTI's network is constructed in approximately 20 regional rings covering 36 states and the District of Columbia. The network has access points that are intended to provide economic entry into secondary and tertiary markets as the Company believes that its routes are ideally suited to efficiently provide services through its SONET ring based network.

Expected completion of the network in 2001 will place the Company in a competitive position to provide service to secondary and tertiary markets. The fiber DTI already has in the ground would take a potential competitor 1-3 years to replicate if starting from scratch today. In addition, due to the restrictions on rights-of-way, many of the routes are impossible to replicate in a cost efficient manner. Finally, the DTI constructed routes are "fiber rich", which allows for greater flexibility regarding deployment decisions. Since most of the network is not lit, there is the flexibility for a "provision-to-suit" customer strategy. Additional fibers are available for point-to-point, mesh, and proprietary architectures, which allow several different networks to function concurrently with common infrastructure. Point of Presence ("POP") buildings and splice points located in secondary markets allow economic access to fiber throughout the network.

[GRAPH]
        MAP OF UNITED STATES SHOWING THE COMPANY'S NETWORK OF 20
        REGIONAL RINGS COVERING 36 STATES AND THE DISTRICT OF COLUMBIA [END OF GRAPH]

DTI NETWORK DESIGN

The DTI network will be exclusively fiber optic, substantially all of which will use a self-healing SONET ring architecture to provide virtually instantaneous rerouting in the event of a cut in a fiber ring. Unlike DTI's planned network, many regional communications transport methods available today do not provide ring protection or equivalent measures of reliability that end users are increasingly seeking from their carriers. DTI expects that more than 90% of its network will be installed underground, typically 36 to 48 inches under the surface, providing protection from weather and other environmental hazards affecting the reliability of communication connections.

The DTI network will have both high-bandwidth capacity and flexibility as a result of:

- High speed transmission electronics equipment.

- High capacity DWDM equipment.

- The selective installation on Company-built routes of high fiber count fiber optic cables and extra conduits, providing DTI with the ability to expand the capacity of its network and to sell dark fiber in certain areas.

STATUS OF NETWORK DEVELOPMENT

As of April 2001, DTI has substantially completed or acquired approximately 14,360 route miles of its planned network. Only approximately 865 route miles remain to be constructed or developed (see the table below). The Company also has pending or anticipated agreements to exchange fiber with other carriers, which, when completed, will finalize the development of its planned nationwide network backbone.

                                  ROUTE     COMPLETION
     STATUS OF CONSTRUCTION       MILES        DATE
  ------------------------------  ------    -------------
  SUBSTANTIALLY COMPLETE          14,360

  UNDER CONSTRUCTION OR
  DEVELOPMENT                      865
   Springfield - Indianapolis      250      July-01
   Chicago Metro                    40      August-01
   Atlanta - Nashville             285      September-01
   Louisville - Indianapolis       100      December-01
   Nashville - Louisville (duct    190      December-01
   complete)

  FIBER SWAPS                    3,475
   Florida/Georgia Rings         1,760      June-01
   Indianapolis - Chicago (1)      205      July-01
   Washington D.C. -               150      September-01
   Philadelphia (1)
   Las Vegas - Dallas            1,360      December-01
-----------------------------------------------------------
  (1) Agreement to be completed
-----------------------------------------------------------

NETWORK ELECTRONICS

Long-haul routes on DTI's network will generally utilize Dense Wavelength Division Multiplexing equipment. DWDM equipment provides individual wavelength-specific circuits of OC-48 and OC-192 capacity that carries data from different sources together on one optical fiber, with each signal carried on its own separate wavelength. In September 1998, DTI entered into a three-year agreement with Cisco Systems, Inc. ("Cisco"), successor to Pirelli's optical networking division, pursuant to which it agreed to purchase from Cisco at least 80% of the Company's needs for DWDM equipment. In January 2001, DTI entered into a four-year master purchase agreement with Cisco, which included an initial commitment to purchase $70 million in optronic equipment. The purchase commitment is contingent upon the satisfaction of certain financing contingencies, including the completion of the Senior Credit Facility. Network DWDM equipment will permit DTI to offer its carrier customers optical transport on regional rings providing a dedicated virtual circuit that can interconnect any two points on that regional ring. The DWDM equipment, with the accompanying optical add/drop multiplexing ("OADM") equipment and SONET layer, also will permit DTI to efficiently provide high capacity telecommunications services to secondary and tertiary markets that are currently underserved. The use of open architecture, DWDM equipment on regional rings and long-haul routes will also give the network the ability to inter-operate with carrier customers' existing fiber optic transmission systems, which have a broad range of transmission speeds and signal formats. The network's current and planned system architecture, with minor additions or modifications, will accommodate asynchronous transfer mode ("ATM"), frame relay and IP protocols.

On all routes, whether constructed by the Company or purchased, leased or swapped from another carrier, DTI will install centrally controllable high-bit-rate transmission electronics. The use of such fiber optical terminal equipment will provide customers the ability to monitor, in their own network control centers, the optical windows on the regional rings that they utilize. This equipment should also permit customers to utilize their own network control centers to add and remove services on the optical windows serving that carrier. This network design will permit carriers to utilize DTI's network as a means to efficiently expand their networks to areas not previously served, to provide redundancy to their networks or to upgrade the technology in areas already served by such networks. DTI's network will also be capable of providing services to carriers and end-users in increments of less than a full OC-48 optical window, from OC-12s to T-1s and optical ethernet services.

The Company's network design standards are expected to provide sufficient transmission capacity to meet anticipated future increases in call volume and the development of more bandwidth-intensive voice, data and video telecommunication uses. All network operations are currently controlled by a network control center in suburban St. Louis, Missouri.

HIGHWAY AND UTILITY RIGHTS-OF-WAY

Much of the Company constructed network is located in rights-of-way obtained through strategic relationships with utilities, state transportation departments and other governmental authorities. To build the point-to-point segments between population centers in Arkansas, Kansas, Missouri, Oklahoma and future builds in Virginia, DTI has generally used rights-of-way
in the median of and along the interstate highway system.    As a
result of this strategy, DTI has entered into agreements with the Department of Transportation ("DOTs") for various states and others that allow the Company to construct its network facilities along specified routes. In exchange for these rights-of-way, DTI is required to provide the DOTs either fibers, ducts, fiber optic capacity and connection points within the network or a combination of these services.

IRU ACQUISITIONS

A substantial portion of the DTI network has come from the acquisition of IRUs of fiber optic facilities of other telecommunications companies in exchange for the payment of cash or IRUs to use DTI fiber optic facilities. In this manner, DTI has been able to establish telecommunications facilities along the network routes more quickly than by constructing all of its own facilities. Additionally, a short-term lease agreement along routes from Dallas, TX to Joplin, MO for five years with over approximately 470 route miles and from Indianapolis, IN to Greenwood, IN for two years with approximately 20 route miles are in place. These short-term leases were executed in order to provide facilities prior to a long-term solution for these routes through the construction of, or the execution of long-term IRUs for these routes.

METROPOLITAN NETWORK ASSETS

In addition to the long haul assets, the Company also owns substantial metropolitan assets in nine cities.

             METRO AREA        ROUTE     STRAND
                               MILES      COUNT

        St. Louis, MO           220     48 to 288
        Kansas City, MO         200     48 to 348
        Memphis, TN             30         156
        Oklahoma City, OK       24         172
        Ft. Smith, AR           15         48
        Little Rock, AR          8      12 to 96
        Springfield, MO          8      24 to 96
        Tulsa, OK                5      24 to 144
        Jefferson City, MO       5      24 to 48
                                ---
        TOTAL                   515
                                ---

MONITORING AND MAINTENANCE

From the network management center in St. Louis, DTI monitors equipment and facilities, and provides technical assistance and support 24 hours a day, year-round. Various quality measures are monitored on an ongoing basis, with the aim of identifying problems at an early stage before they affect the customer. Through the use of sophisticated network management equipment, DTI is able to effectively control bandwidth and provide diagnostic services. DTI uses internal technicians to install and repair electronics and to provide service to customers. The Company uses external installers as necessary, to perform some initial equipment installation work.

NETWORK RESILIENCE

DTI's network infrastructure is designed to provide resilience through back-up power systems, automatic traffic re-routing and computerized automatic network monitoring. If the network experiences a failure of one of its links, the routing intelligence of the equipment is designed to enable the circuit to be transferred to the next choice route, thus ensuring circuit delivery without affecting the customer.

DARK FIBER SALES STRATEGY

Portions of the completed network not currently lit are at times sold in order to generate cash in order to fund capital expenditure requirements. DTI is very selective about the carriers to which it is willing to sell fiber. Specifically, the Company tries to avoid selling fiber to companies with similar strategies who may erode DTI's competitive position in underserved markets.

                    OUR PRODUCTS AND SERVICES

CARRIERS' CARRIER SERVICES

Carriers' carrier services are generally the high capacity transmission services used by IXCs, ILECs and competitive local exchange carriers to transmit telecommunications traffic. Customers using carriers' carrier services include:
- Facilities-based carriers that require transmission capacity where they have geographic gaps in their facilities, need additional capacity or require alternative routing.
- Non facilities-based carriers requiring transmission capacity to carry their customers' telecommunications traffic.

DTI currently provides carriers' carrier services through wholesale network capacity agreements. Planned carriers' carrier services are outlined below:

OPTICAL WINDOWS

DTI offers carrier customers, through wholesale network capacity agreements, dedicated, virtual circuits through the exclusive use of an OC-48 to OC-192 or lesser capacity, ring redundant wavelength of light, or optical window, on the regional rings. DTI supplies all fiber optic electronic equipment necessary to transmit telecommunications traffic along the regional ring. DTI offers agreements for the provision of optical windows for a term of years with fixed monthly payments over the term of the agreement, regardless of the level of usage. Uses of optical windows by an IXC can include point-to-point, dedicated data and voice circuit communications connections, as well as redundancy and overflow capacity for existing facilities of the IXC. Possible uses of optical windows by ILECs include connection of its central offices to other central offices or access tandems. An ILEC may also use such agreements as a cost-effective way to upgrade its network facilities. A CLEC may use optical window agreements as a way of "filling out" its network or bypassing the ILEC and/or IXC.

DTI is offering carrier customers the use of an OC-48 to OC-192 or lesser optical window to create a high quality, ring redundant means to efficiently deliver its traffic to a significant number of end-users along these rings and aggregate, for further long haul transport, the outgoing traffic of that carrier's customers along such rings to regional points of interconnection between the carrier's network and DTI's network. DTI is able to offer this service because (i) the network is and will be physically interconnected with major IXC POPs in a region, and (ii) the network will typically be interconnected through DTI's own or leased facilities to major ILEC access tandems in a region. Currently, IXCs have to provide for transport between each of their POPs and from each of those POPs to each access tandem in the areas adjacent to such POPs, which can involve the use of multiple networks and carriers. DTI's method of transporting an IXC's traffic directly to access tandems would be attractive to an IXC because it (i) reduces the administrative burden on the IXC of terminating such traffic, because the IXC will have to contract with only one carrier to reach the ILEC access tandems,
(ii) results in greater reliability, because the traffic is transported over a newer system, with fewer potential points of failure, and (iii) results in greater accountability, because fewer telecommunications companies may be involved in the delivery of such traffic.

DEDICATED BANDWIDTH SERVICES

Through the Company's dedicated bandwidth agreements, DTI provides carriers with bandwidth capacity in increments of less than a full OC-48, such as a DS-3. The carrier's customer in a dedicated bandwidth agreement does not have exclusive use of any particular strand of fiber or wavelength, but instead, has the right to transmit a certain amount of bandwidth between two points along the network. The carrier's customer provides a telecommunications signal, and DTI provides all fiber and electronic equipment necessary to transmit the signal to the end point. This capacity may or may not be along a regional ring providing redundancy. Dedicated bandwidth agreements typically have terms ranging from one to five years, require the customer to pay for such capacity regardless of the level of usage, and require fixed monthly payments or a combination of advance payments and subsequent monthly payments over the term of the agreement.

OTHER WHOLESALE SERVICES

DTI offers end-user services on a wholesale basis to other carriers for resale. For example, a private line could be leased to an IXC to transmit the traffic of its large business customers, which are located on or near the network from the premises of such customers to the IXC's POPs, using the network exclusively.

END-USER SERVICES

End-user services are telecommunications services provided to business and governmental end-users. DTI currently provides private line services connecting certain points on a given end-user's private telecommunications network and in the past has established connections between such private network and the facilities of that end-user's long distance service provider.

PRIVATE LINE SERVICES

A private line is an unswitched, generally non-exclusive, lighted telecommunications transmission circuit used to transport data, voice and video communications. The customer may use a private line for communications between otherwise unconnected points on its internal network or to connect its facilities to a switched IXC. Private line traffic is generally routed by a customer through the customer's Private Branch Exchange ("PBX") facilities to a receiving terminal on the network and then transmitted over the network to the customer's terminal in the call recipient's area or to the POP for the customer's long distance provider.
The current private line service agreements have terms ranging from three to forty years and typically require a one-time installation charge as well as fixed monthly payments throughout the term of the agreement regardless of level of usage.

IRUS

Through dark fiber IRUs, DTI provides carrier customers specific strands of optical fiber (which are used exclusively by the carrier customer), while the carrier customers are responsible for providing the electronic equipment necessary to transmit communications along the fiber. IRUs typically have terms of 20 or more years and require substantial advance payments and additional fixed annual maintenance and building space payments over the term of the agreement.

               OUR APPROACH TO SALES AND MARKETING
MARKETING

DTI intends to position itself as the leading choice for optical transport services for carriers, Incumbent Local Exchange Carriers ("ILEC"), Competitive Local Exchange Carriers ("CLEC"), IXC's, Application Service Providers ("ASP"), Internet Service Providers ("ISP") and Enterprise accounts in secondary and tertiary marketplaces. These services will be market positioned to offer higher bandwidth, more reliable SONET based access services with greater flexibility in bandwidth deployment and improved time to create market advantages, including a competitive price. By utilizing the latest optronic technologies, DTI is able to customize solutions to meet client requirements.

DTI will deploy into markets based on an opportunity matrix that considers population, ILEC usage information (business, residential, public and special access lines) by end office wire center, other carrier competitive presence, as well as customer specific deployment needs.

SALES

DTI is currently revising its sales force organizational structure to accurately mirror both organizational priorities as well as existing and projected market dynamics. The initial sales force structure and design will be comprised of separate sales teams targeting the carrier, service provider and enterprise account segments. Current prioritized sales activities include:

- Negotiation of additional Master Service Agreements ("MSA"), expanding upon current agreements with Tier 1 carriers, to include other strategic carrier accounts, to position DTI as a qualified vendor for services in the carriers' automated provisioning systems.
- Implementation  of  integrated,  web  based  Sales   Force
  Automation ("SFA") and Customer Relationship Management ("CRM") software applications to effectively manage prospect and customer account and opportunity information.
- Designing  and  implementing  a  compensation  plan   that
  stimulates new business acquisition activities, while also encouraging existing account development activities through the use of retention compensation.
- Development of an effective "inside" sales support function to assist in responding to opportunities, developing detailed business case analyses, tracking order and provisioning document flow, and coordinating with Finance and Accounting to streamline the billing processes.

                          OUR CUSTOMERS

DTI believes that its product offerings, network diversity and status primarily as a wholesaler of telecommunications services will be attractive to customers such as telecommunications carriers and other communications providers, ISPs, data providers, television and video providers, and corporations and governmental entities with unique bandwidth network requirements.

The Company expects to market capacity on its network to a variety of customers such as:

- INCUMBENT LOCAL EXCHANGE CARRIERS - ILECs typically require some interstate paths for internal communications, signal control and operator services. ILECs also require intrastate capacity to connect central offices to one another and to connect central offices to POPs and customer premises.
- FACILITIES BASED IXCS - IXCs typically require redundant routing to ensure reliability in their networks and additional capacity for their customers as minutes-of-use and IP bandwidth requirements increase.
- COMPETITIVE LOCAL EXCHANGE CARRIERS - CLECs typically require long-haul capacity between their local networks.

- APPLICATION SERVICES PROVIDERS - As communications costs become more affordable, many software companies and service providers are beginning to offer shared software applications, allowing multiple companies to access the same programs. These companies, referred to as ASPs, require significant amounts of bandwidth to connect their customers to their centralized applications.
- INTERNET SERVICE PROVIDERS - Regional ISPs that are seeking to expand their geographical coverage to the multi-regional or national level, as well as larger ISPs and non-facilities-based and private label ISPs such as Earthlink. ISPs typically require distribution channels to IXC and LEC switches and interconnection to ISP switches.
- DATA STORAGE COMPANIES - Data Storage companies typically require large amounts of bandwidth to allow remote access to and delivery of the data that they are storing on behalf of third parties.
- FORTUNE 1000 COMPANIES AND GOVERNMENTAL ENTITIES - Many of these customers require dedicated point-to-point connections that have the capacity to carry a wide range of communications services (e.g., high speed intranet access).
- CABLE TELEVISION COMPANIES AND VIDEO CARRIERS - Cable companies typically require fiber optic capacity to upgrade their systems to higher speed bandwidths, which allow them to increase the number of channels available, add incentive programming and Internet and data transfer capabilities and to consolidate head-end facilities. Broadcasters typically require inexpensive video paths to extend their reach to distant locations.
- WIRELESS COMMUNICATIONS COMPANIES - Wireless companies typically require land-based back-hauling of traffic from towers to their switches and also capacity between their switches and IXCs, POPs and ILECs central offices.

DTI believes that its network will provide its customers with a low-cost alternative to building their own infrastructure or purchasing metered services from communications carriers. DTI currently serves customers in the ILECs, IXCs, CLECs, ISPs and wireless communication industries.

INTERCONNECTION AND PEERING

As a result of the Telecommunications Act of 1996 (the "Telecom Act"), telecommunications carriers may, as a matter of law, interconnect with incumbent local exchange carriers. The Company plans to interconnect its network to existing carriers' networks by building or acquiring fiber to existing "carrier hotels" and POPs. Interconnection is necessary for the Company to be able to transmit traffic to other carriers, trade traffic with other carriers and terminate traffic with other carriers.

Peering is the arrangement whereby ISPs agree to exchange traffic with each other, thereby supporting internetworking between providers. Typically, ISPs meet at public exchange points, known as network access points, to support peering arrangements on a large scale with many peering partners. Peering is very distinct from transit services, where an ISP accepts traffic for all possible internet destinations via a given interconnect.

                         OUR COMPETITION

The Telecommunications Act of 1996 defines "telecommunications" as "the transmission, between or among points specified by the user, of information of the user's choosing, without change in the form or content of the information as sent and received." Transmissions can consist of data (IP), voice (telephone) or video (video conferencing, music, photos and television). The demand for all types of telecommunications services has been increasing, with especially rapid growth in high-speed data services, including the Internet. A report of the President's Council of Economic Advisers estimated total U.S. telecommunications services and equipment revenues in 1998 of $408.0 billion, up from approximately $250.0 billion in 1993.

One very small, but the fastest growing, segment within the telecommunications industry, is the carriers' carrier market. Carriers' carrier sell long and short-haul communications services to licensed telecommunications carriers. Growth in the carriers' carrier market has been driven by the deregulation of telephony and the growing demand for bandwidth services.

There is a wide diversity of new entrants into the carriers' carriers market, in addition to the traditional telecommunication company. Many large energy pipeline and utility companies have aggressively entered the carriers' carrier market in order to better monetize their rights-of-way assets and utilize their construction expertise. The primary customers of the carriers' carrier market include competitive local exchange carriers ("CLEC"), Internet Service Providers ("ISP"), inter-exchange carriers ("IXC"), the regional bell operating companies ("RBOC"), and incumbent local exchange carriers ("ILEC"). The principal factors influencing buying decisions in the carriers' carrier market are access, geography and route diversity, price and service.

The carriers' carrier business strategy can be broken down into four main areas:

- rights-of-way - selling and leasing access to network rights-of-way;
- dark fiber - selling or leasing conduit and dark fiber services;
- long-haul carriers' carrier - providing lit fiber bandwidth on long distance routes;
- metro carriers' carrier - providing lit fiber bandwidth along metropolitan routes.

The long-haul carriers' carrier market can be segmented into national and regional carriers. Historically, the national market, the primary focus of the carriers' carrier market, has been dominated by AT&T, Sprint and WorldCom. However several other companies have or will shortly have large national fiber networks. These companies include Qwest, Broadwing, Williams Communications, Global Crossing, Enron, Level 3 Communications, and Velocita. The leaders in the regional carriers market include NEON in the Northeast and ITC(up carrot symbol)DeltaCom and e.spire in the Southeast.

As technology improves and fiber capacity increases, carriers have been confronted with falling prices. The ongoing primary success factors for the carriers' carrier market are unique markets, market demand and a low-cost fiber network. With new applications developed that require easy, reliable transfers of voice, video, and data over a single network, there seems to be an insatiable demand for bandwidth. Because the installed base of fiber was originally intended to handle only voice telephone calls, the existing systems are overloaded by bandwidth-hogging data and multimedia applications. This has created a critical need for a cost-effective way of increasing the capacity of fiber networks. To meet the need to lower cost and maximize utilization, most carriers' carriers form their networks through various strategies including: (i) construction, (ii) leasing dark fibers, (iii) buying bandwidth, (iv) swapping, or (v) acquiring or forming joint ventures/alliances. These strategies, combined with the aggressive deployment of new technologies, are increasing the supply of bandwidth.

                          OUR EMPLOYEES

     As of December 31, 2000, we employed 67 people. We believe our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. We believe that the relations with our employees are good.

                        INDUSTRY OVERVIEW

Over the past several years, the telecommunications industry has undergone significant changes as follows:

CONSOLIDATION OF PROVIDERS

Many of the largest equipment and service providers have achieved growth through acquisitions and mergers. These combinations have provided access to new markets, new products and economies of scale. Despite this consolidation, the number of new entrants is increasing and small new entrants are gaining market share from the large and established providers. In this highly competitive environment, telecommunications providers are increasingly focusing on core activities and core competencies and outsourcing non-core activities to other providers. This trend is a significant change from the traditional integrated model that has prevailed in the industry since its inception.

ADVANCES IN TELECOMMUNICATIONS AND NETWORKING TECHNOLOGY

OPTICAL FIBERS

Telecommunications providers transmit voice, data and video signals primarily over coaxial cable, copper cables, microwave systems, satellites and fiber optic cables. Beginning in the 1960s, microwave systems began to replace copper cable, and by 1990, fiber optic cables had largely replaced copper cable for long distance transmission. Compared to copper, fiber optic cables provide significantly greater capacity at lower cost with fewer errors and increased reliability.

Optical fibers, small strands of glass that are used to transmit communications signals via beams of light, make up the world's telecommunications backbone, or long distance networks, spanning every continent, even under the oceans (serving to connect continents with one another). There are five major types of optical fiber: single-mode fiber and three subsequent generations (all aimed at longer distance networks) and multi-mode fiber, used in shorter distance networks. The four variations of single-mode fiber (and particularly the latest two generations) dominate deployments with more than 90% of the share annually, as multi-mode fiber is very limited by distance.

Single-mode fiber (SMF) was the original fiber designed for local and longer distance networks. Single-mode is optimized for two different band spectrums, 1310 nanometer (nm) wavelengths, which are used for shorter distance transmissions, and 1550 nm wavelengths, used for longer distance transmissions. In reality, all fibers serve light signals (frequencies) that are between certain ranges, such as 1530 nm to 1565 nm, which is more simplistically called 1550 nm.

Dispersion shifted fiber is the second generation of single-mode fiber, designed more specifically for long distance networks. Dispersion shifted fiber has better attenuation and dispersion characteristics than traditional single-mode fiber, making it even better optimized for 1550 nm wavelengths. The 1550 nm spectrum is important because signals traveling within this frequency range can be easily amplified by optical amplifiers, a much more efficient and cost-effective means of amplifying a long distance signal. Non-zero dispersion shifted fiber is the third generation of single-mode fiber and currently makes up the bulk of shipments for telecom networks. Again, non-zero dispersion shifted fiber is even better optimized for high-speed wavelengths in the 1550 nm band spectrum, with even lower attenuation and dispersion characteristics. The lower the dispersion and attenuation effects, the further a high-speed light wave can travel without having to be amplified.

High-speed data optimized fiber (Corning's LEAF and Lucent's TrueWave), the latest generation of single-mode fiber, is geared toward next-generation high-speed networks. This newer fiber is again optimized for the 1550 nm band spectrum, but typically contains a wider core and better dispersion/attenuation characteristics to allow OC-192 traffic to travel over longer distances without having to be amplified. The fiber core is the part of the fiber that actually carries the light signal transmission. A typical fiber is about 125 microns in diameter (one micron is one-millionth of a meter), but the core is only a fraction of this size

(8-50 microns, depending on the type of fiber). Given today's fiber-optic cable strand, optical light is transmitted over only a smaller portion than the actual diameter of the strand, like inserting a period into the letter 'o.' This approach is to "shine" the light over a greater portion of the same fiber.
A greater area of light allows more information to be transmitted. Corning's LEAF (Large Effective Area Fiber) has a 32% wider core than the other single-mode fibers, allowing carriers to pump more powerful signals across the fiber network. These fibers are well suited to handle next-generation optical networking systems, such as high channel count OC-192 (10 Gbps) DWDM systems and beyond. However, traditional single mode fiber is most efficient when utilizing high channel count OC-48 (2.5
Gbps) DWDM systems.

Multi-mode fiber is designed to handle both 850 nm wavelengths and l3l0 nm wavelengths (both optimized for shorter distances). Multi-mode has a much wider core than single-mode fiber, allowing hundreds of light waves to travel through the core simultaneously. Unfortunately, multi-mode fiber also allows for higher levels of attenuation and dispersion over longer distances, and hence the fiber is typically used in networks that are less than 2 km in length. Multi-mode fiber was actually the first type of fiber to be commercialized and is still widely deployed in small campus and in-building networks. Multi-mode fiber accounted for about 5-10% of total fiber deployments in 1998.

DENSE WAVE DIVISION MULTIPLEXING

Several advances in switching and electronics have further increased the bandwidth, or transmission capacity, of telecommunications networks. DWDM is a technology which allows telecommunications carriers to increase bandwidth on fiber networks without laying more fiber. A DWDM system is made up of three major pieces of equipment: DWDM terminals, optical amplifiers, and optical add/drop multiplexers. DWDM allows for more wavelengths to be placed on a single fiber strand (sometimes referred to as virtual fibers). The concept is relatively simple. Carriers, all of which face varying levels of bandwidth constraints, can either lay down more fiber or deploy DWDM, which increases the number of channels (capacity) that each existing fiber can support. In the past, one fiber strand could carry one channel of communications (only one light wave could travel over the fiber strand at any given time), limiting capacity to the amount of information that could be combined on to that one channel. DWDM, on the other hand, takes the light wave and separates it into the various colors of the spectrum, each of which travels at a unique frequency and can carry separate communications transmissions. Now each color, or wavelength, can carry as much information as the original "combined" light wave, allowing multiple channels of information to be transmitted across a single strand of fiber simultaneously. In three years, the maximum number of channels that can travel on a single fiber pair has gone from 8 to 160, and this number is expected to increase in the near future.

DWDM is an efficient method with which to meet exploding demand with an exponential increase in capacity in very little time and significant cost savings. The combination of capacity gains from advance multiplexing, coupled with new advanced fiber optic cable, could expand capacity on existing competitive systems.

CIRCUIT AND PACKET SWITCHING

Historically, carriers have built telecommunications networks based on circuit switching. Circuit switching establishes and keeps open a dedicated path until the call is terminated. While circuit switching has worked well for decades to provide voice communications, it does not efficiently use transmission capacity. Once a circuit is dedicated, it is unavailable to transmit any other information, even when the particular users of that circuit are not speaking or otherwise transmitting information. Packet switching is replacing circuit switching. Packet switching divides data into small "packets" which are then independently transmitted to their destination via the quickest path. Upon their arrival, the packets are reassembled. Packet switching provides more efficient use of the capacity in the network because the network does not establish inefficient dedicated circuits, which waste unused capacity. The new packet networking technologies operate at very high speeds ranging from
1.544 million bits per second, or DS-1, to 2.488 billion bits per second, or OC-48, and beyond. A bit is the smallest unit of information a computer can process and is the basic unit of data communications. By comparison, one voice call requires roughly 64,000 bits per second. Packet networks are especially efficient at carrying data signals.

CONVERGENCE OF VOICE, DATA AND VIDEO SERVICES

Telecommunications network designs have traditionally created separate networks using separate equipment for voice, data and video signals. The evolution from analog to digital technologies, which convert voice and other signals into a stream of "1"s and "0"s, erases the traditional distinctions between voice, data and video transmission services. High-bandwidth networks that use advanced packet-switched technology transmit mixed digital voice, data and video signals over the same network. This enables telecommunications customers to use a single device for voice, data and video communications. Although these devices are new to the market, customer interest and acceptance are rapidly growing. Each evolution, from copper to fiber optic cables, from one to many light signals, from circuit switching to packet switching and from analog to digital signals, has produced significant increases in network capacity. When considered together, these evolutions have produced enormous increases in the ability to transfer large amounts of information across vast distances almost instantaneously. With each new leap in transmission capacity, end-users have come to rely on their ability to access and manipulate even greater amounts of information quickly and easily.

INCREASING DEMAND FOR HIGH-SPEED INTERNET ACCESS

The rapidly expanding number of Internet users and the growth in bandwidth-intensive applications, combined with the availability of reasonably priced high-speed access products, such as cable modems and DSL, is increasing demand for high-speed Internet connections, particularly among small- and medium-sized businesses and individual consumers. Higher access speeds enable businesses to maintain complex web sites, including web sites that allow them to access critical business information, conduct electronic business, or e-commerce, and communicate more efficiently with business partners, customers and employees. Additionally, many companies are supporting increasing numbers of remote offices and workers who require high-speed access to network resources.

Traditionally, small- and medium-sized businesses, telecommuters and individuals have relied on low-speed lines for data transport. For example, according to International Data Corporation, approximately 72% of Internet access revenue derived from small- and medium-sized business in 1998 was generated using relatively slow 28.8 to 56 kilobits per second dial-up modems or integrated services digital networks, or ISDN lines. In the future, the Company believes there will be an increasing demand for high-speed connectivity as businesses, telecommuters and individuals seek solutions with higher data transmission speeds.

TREND TOWARDS OUTSOURCING OF INTERNET OPERATIONS

Companies are increasingly finding that investing in the resources and personnel required to maintain their web infrastructure is cost-prohibitive, and extremely difficult given the shortage of technical talent and risk of technological obsolescence. As a result of these factors, many small- and medium-sized businesses are seeking to outsource their web facilities and system needs to focus on their core competencies. Demand for web hosting, collocation services and outsourced e-commerce solutions is expected to grow. International Data Corporation has estimated the demand for web hosting services in the U.S. was approximately $770.0 million in 1998 and is expected to grow to approximately $12.0 billion by 2002.

CAPACITY

Only 10% of the entire fiber deployed are actually lit, and of that 10% of the fiber miles that are lit, only 1% is the current generation of fiber. Fiber is potential capacity that requires a great deal of effort, equipment and money to turn into bandwidth.

As demand continues to expand, carriers may make use of the most up-to-date equipment available for lighting their fiber. Of course, because different carriers employ different technologies to equip their fiber, their abilities to cope with unexpected changes in traffic levels will vary. Although up-front costs for fiber deployment are high, a significant portion of the total investment can be deferred until actual demand materializes. However, fiber in a conduit does not mean that there is inexhaustible capacity, because lighting that fiber to carry payload contributes significantly to the cost of building a network. The type of fiber determines the number of colors of light that you can install, the wavelengths, and the rate at which you can flash the laser on and off.

                     REGULATORY ENVIRONMENT

GENERAL REGULATORY ENVIRONMENT

The Company's operations are subject to extensive federal and state regulation. Carriers' carrier and end-user services are subject to the provisions of the Communications Act of 1934, as amended, including the Telecommunications Act of 1996 (the "Telecom Act"), and the FCC regulations thereunder, as well as the applicable laws and regulations of the various states, including regulation by public utility commissions ("PUCs") and other state agencies. Federal laws and FCC regulations apply to interstate telecommunications, while state regulatory authorities have jurisdiction over telecommunications that originate and terminate within a single state. Moreover, as deregulation at the federal level occurs, some states are reassessing the level and scope of regulation that may be applicable to telecommunications service providers, such as DTI. All operations are also subject to a variety of environmental, safety, health and other governmental regulations. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on us, or that domestic regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

The Telecom Act will continue to have significant effects on DTI's operations. The Telecom Act, among other things, allows the RBOCs to enter the long distance business after meeting certain competitive market conditions, and enables other entities, including entities affiliated with power utilities and ventures between ILECs and cable television companies, to provide an expanded range of telecommunications services. DTI therefore, believes the RBOCs and other companies' participation in the long distance market will also provide opportunities to lease fiber or sell wholesale network capacity. Entry of such companies into the long distance business may also result in competition for carriers' carrier service customers and may have an adverse effect on DTI. The focus of these companies on retail customers, however, makes this outcome less likely.

Under the Telecom Act, the RBOCs may immediately provide long distance service outside those states in which they provide local exchange service ("out-of-region" service), and may subsequently provide long distance service within the regions in which they provide local exchange service ("in-region" service) upon meeting certain conditions. Out-of-region services by RBOCs are subject to receipt of any necessary state and/or Federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service. In-region services by RBOCs are subject to specific FCC approval and satisfaction of other conditions, including a checklist of pro-competitive requirements. Verizon and SBC recently received permission from the FCC to begin providing in-region long distance services in New York and Massachusetts (Verizon) and Texas, Oklahoma and Kansas (SBC), and Verizon's approval for New York was recently upheld by the U.S. Court of Appeals for the D.C. Circuit. Each of the RBOCs currently has filed applications with state commissions in one or more of its in-region states, and each is expected to file applications this year at the FCC for up to six of its in-region states.

The RBOCs may provide in-region long distance services only through separate subsidiaries with separate books and records, financing, management and employees, and all affiliate transactions must be conducted on an arm's length and nondiscriminatory basis. Further, the RBOCs must obtain in-region long distance authority before jointly marketing local and long distance services in a particular state. The Telecom Act also imposes interconnection and other requirements on all ILECs, including the BOCs.

FEDERAL REGULATION

The FCC classifies DTI as a non-dominant carrier. Under existing regulations, non-dominant carriers are permitted to file FCC tariffs listing the rates, terms and conditions of both interstate and international services provided by the carrier. However, under current regulations, by July 31, 2001, non-dominant carriers must cancel all tariffs for interstate domestic long distance service and provide such service by contract. International services are scheduled to be de-tariffed in 2002. Generally, the FCC has chosen not to exercise its statutory power to closely regulate the charges, practices or classifications of non-dominant carriers. However, the FCC has the power to impose more stringent regulation requirements on non-dominant carriers such as the Company. In the current regulatory atmosphere, DTI believes the FCC is unlikely to do so.

As a non-dominant carrier, DTI may install and operate wireline facilities for the transmission of domestic interstate communications without prior FCC authorization, but must obtain all necessary authorizations from the FCC for use of any radio frequencies. Non-dominant carriers are required to obtain prior FCC authorization to provide international telecommunications; however, DTI currently does not and has no intent to provide international services. The FCC also must provide prior approval of certain transfers of control and assignments of operating authorizations. Non-dominant carriers are required to file periodic reports with the FCC concerning their interstate circuits and deployment of network facilities. DTI is required to offer DTI's interstate services on a nondiscriminatory basis, at just and reasonable rates, and DTI is subject to FCC complaint procedures. While the FCC generally has chosen not to exercise direct oversight over cost justification or levels of charges for services of non-dominant carriers, the FCC acts upon complaints against such carriers for failure to comply with statutory obligations or with the FCC's rules, regulations and policies. DTI could be subject to legal actions seeking damages, assessment of monetary forfeitures and/or injunctive relief filed by any party claiming to have been injured by DTI's practices. DTI has never been the subject of a FCC complaint, though DTI cannot predict either the future likelihood of the filing of any such complaints or the results if filed.

On August 1, 1996, the FCC adopted an order in which it created a framework of minimum, national rules to enable the states and the FCC to implement the local competition provisions of the Telecom Act. This order included pricing rules that apply to state commissions when they are called on to arbitrate rate disputes between ILECs and entities entering the local telephone market. The order also included rules addressing the three paths of entry into the local telephone market. Several parties filed appeals of the order, which were consolidated in the Eighth Circuit. On July 18, 1997, the Court vacated portions of the FCC's decision and found that the FCC lacked the power to prescribe and enforce certain of its rules implementing the Telecom Act. On January 25, 1999, the U.S. Supreme Court reversed the Eighth Circuit decision and reaffirmed the FCC's authority to issue those rules, although it did invalidate certain rules, including the rule determining which network elements the ILECs must provide to competitors on an unbundled basis.

The FCC issued certain new orders on remand from the Supreme Court. On September 15, 1999, the FCC reaffirmed that ILECs must provide particular unbundled network elements ("UNEs") to competitors. The FCC determined that ILECs must provide six of the original seven network elements that it required to be unbundled in its original 1996 order. On November 5, 1999, the FCC detailed three changes affecting the ILECs' obligations to provide unbundled network elements to competitors. First, the FCC removed requirements previously imposed on ILECs to provide access to operator and directory assistance services. Second, the FCC modified the definitions of two previously defined bundled network elements to require ILECs to provide unbundled access to portions of local loops and to dark fiber. Third, the FCC also removed requirements previously imposed on ILECs to provide access to unbundled local circuit switching for certain customers (i.e., customers with four or more lines that are located in the densest parts of the top 50 metropolitan statistical areas in the country), provided that the ILECs instead provide access to combinations of loop and transport network elements known as "enhanced extended links." The United States Telecom Association has appealed the FCC's November 5 order, and the Company cannot predict the outcome of that appeal or other proceedings that might arise from the FCC's 1999 orders on remand from the Supreme Court.

On July 18, 2000, the Eighth Circuit issued a decision on remand from the Supreme Court's reversal of its 1997 decision. In that decision, the Eighth Circuit invalidated parts of the FCC's interconnection pricing standards set forth in the August 1996 order. Those rules had required state commissions to base the rates that ILECs charge to CLECs for interconnection and for the use of unbundled network elements on the costs that would be incurred by the ILECs using the most efficient technology available, rather than the technology actually used by the ILEC and furnished to the CLEC. The Eighth Circuit held that the FCC should have based such rates on the cost of the ILEC's actual facilities. On September 22, 2000, the Eighth Circuit stayed part of its July 18 decision pending Supreme Court disposition of appeals of that decision filed by AT&T, WorldCom, the FCC and others. The Supreme Court has granted certiorari and is expected to decide the appeal during its 2001-2002 term. If the July 18 decision is upheld by the Supreme

Court, it is not clear whether,
to what extent, or how quickly, the pricing standard adopted by the Eighth Circuit would be reflected in state commission approved interconnection agreements. Eventually, however, ifwidely adopted by states (which, however, need not do so), the pricing standard adopted by the Eighth Circuit could result in higher interconnection and unbundled element rates, which could make it more difficult for carriers such as DTI to compete profitably with the ILECs.

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

In the 1997 order, the FCC announced and began to implement its plan to bring interstate access rate levels more in line with costs. Pursuant to this plan, the FCC has adopted rules that grant ILECs subject to price cap regulation increased pricing flexibility upon demonstrations of increased competition or potential competition in relevant markets. The FCC elaborated on these access pricing flexibility rules in an order released on August 27, 1999. The manner in which the FCC implements this approach to lowering access charge levels could have material effect on the Company's access charge revenues and on its ability to compete in providing interstate access services. Several parties appealed the 1997 order and on August 19, 1998, the 1997 order was affirmed by the U.S. Court of Appeals for the Eighth Circuit in the 2000 order, the FCC adopted several proposals to further reform access charge rate structures, relying heavily on a proposal submitted by a coalition of long distance companies and ILECs referred to as "CALLS." These and related actions will result in significant changes to access charge rate structures and rate levels. As ILECs' access rates are reduced, the Company may experience downward market pressure on its own access rates. The impact of these new changes will not be fully known until they are fully implemented.

In an order issued April 27, 2001, the FCC addressed claims by some long distance carriers that CLECs were charging those carriers excessively high rates for access to CLEC customers. Specifically, the FCC established benchmark CLEC access charges to ensure that these charges are not unreasonable. The FCC also prevented long distance carriers from withdrawing its long distance services from customers of those local telephone companies. This decision by the FCC to regulate the level of CLEC access charges will result in lower CLEC access charges and decrease the revenues CLECs receive from providing access services.

On April 27, 2001, the FCC also announced the adoption of new rules to clarify the proper intercarrier compensation for telecommunications traffic delivered to ISPs. The FCC concluded that telecommunications traffic delivered to an ISP is interstate access traffic, specifically "information access," thus not subject to reciprocal compensation. Rather than immediately eliminate the current system, which has created opportunities for regulatory arbitrage and distorted market incentives, the FCC established a transitional cost recovery mechanism for the exchange of this traffic.

For the first six months following the effective date of the Order, intercarrier compensation of ISP-bound traffic will be capped at a rate of $.0015/minute-of-use (mou). For the 18 months thereafter, the rate will be capped at $.0010/mou. Thereafter, the rate will be capped at $.0007/mou. The rate caps for ISP-bound traffic apply only if an incumbent LEC offers to exchange all local traffic at the same rate. A cap will be imposed on total ISP-bound minutes for which a CLEC may receive this compensation equal to the number of ISP-bound minutes for which that CLEC was previously entitled to compensation, plus a ten percent growth factor. To identify ISP-bound traffic, the Commission adopted a rebuttable presumption that traffic exchanged between carriers that exceeds a 3:1 ratio of terminating to originating traffic is ISP-bound.

Finally, on April 27, 2001, the FCC also issued a notice of proposed rulemaking for the development of a unified intercarrier compensation regime covering, among other things, reciprocal compensation for local traffic, compensation for ISP traffic and long distance access charges. The outcome of this proceeding is likely to be a reduction in the level of most types of intercarrier compensation.

Meanwhile, certain state commissions have asserted that they will be active in promoting local telephone competition using the authority they have under the ruling, lessening the significance of the FCC role in certain areas of regulation. Furthermore, other FCC rules related to local telephone competition remain the subject of challenges, and there can be no assurance that decisions affecting those rules will not be adverse to companies seeking to enter the local telephone market.

When the FCC released its access reform order in 1987, it also released a companion order on universal service reform. The universal availability of basic telecommunications service at affordable prices has been a fundamental element of U.S. telecommunications policy since enactment of the Communications Act of 1934. The current system of universal service is based on the subsidization of local residential service pricing, funded through a system of direct charges on some ILEC customers, including interstate telecommunication carriers such as DTI, and above-cost charges for certain ILEC services such as local business rates and access charges. In accordance with the Telecom Act, the FCC adopted plans to implement the recommendations of a Federal-State Joint Board to preserve universal service, including a definition of services to be supported, and defining carriers eligible for contributing to and receiving from universal service subsidies. The FCC ruled, among other things, that: contributions to universal service funding be based on all interstate telecommunications carriers' gross revenues from both interstate and international telecommunications services; only common carriers providing a full complement of defined local services be eligible for support; and up to $2.25 billion in new annual subsidies for discounted telecommunications services used by schools, libraries, and rural health care providers be funded by an assessment on total interstate and intrastate revenues of all interstate telecommunications carriers. The FCC has initiated a proceeding to obtain comments on the mechanism for continued support of universal service in high cost areas in a subsequent proceeding. The Fifth Circuit Court of Appeals recently upheld the FCC in most respects, but rejected the FCC's effort to base contributions on intrastate revenues. The FCC's universal service program may also be altered as a result of the agency's reconsideration of its policies, or by future Congressional action. DTI is unable to predict the outcome of these proceedings or any other judicial appeal or petition for FCC reconsideration on DTI's operations.

The FCC has interpreted the Telecom Act to require that, where a subscriber of one local telephone company places a local call that must be handed off to a second local telephone company for delivery to the called party, the first carrier must pay reciprocal compensation to the second carrier for terminating the call. ILECs challenged whether the obligation to pay reciprocal compensation should apply to telephone calls received by end users who provide Internet access services. These end users are commonly known as Internet service providers or "ISPs," who have large amounts of incoming calls. The ILECs claimed that calls made to ISPs are interstate in nature and that calls to ISPs therefore should be exempt from reciprocal compensation arrangements applicable to local calls carried by two local
telephone companies.   CLECs claim that interconnection
agreements providing for reciprocal compensation contain no exception for local calls to ISPs and reciprocal compensation is therefore applicable. On February 25, 1999, the FCC determined that Internet traffic is largely interstate in nature, and accordingly the reciprocal compensation requirement in the Telecom Act does not apply to calls to ISPs. The FCC did not, however, determine whether calls to ISPs are subject to reciprocal compensation in any particular instance, and concluded that carriers are bound by their existing interconnection agreements, as interpreted by state commissions, and thus are subject to reciprocal compensation obligations to the extent provided in their interconnection agreements or as determined by state commissions.

In March 2000, the U.S. Court of Appeals for the D.C. Circuit invalidated the FCC's February 1999 ruling, holding that the FCC order failed to include a satisfactory explanation for its determination that calls to ISPs are not subject to the Telecom Act's reciprocal compensation provisions. The FCC may either clarify its former decision or adopt a new one. DTI is unable to predict the outcome of this process. Until the matter is resolved, DTI expects that ILECs will continue to challenge reciprocal compensation payments in cases before state regulators.

To the extent that DTI operates as an LEC, we will be required to comply with local number portability rules and regulations.
Compliance may require changes in our business processes and support systems.

STATE REGULATION

DTI is also subject to various state laws and regulations. Most PUCs require providers such as DTI to obtain authority from the commission prior to the initiation of service. In most states, DTI is also required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate and, in some cases, interstate. DTI is also required to update or amend DTI's tariffs when DTI adjusts rates or adds new products, and is subject to various reporting and record-keeping requirements.


DTI has all the necessary authority to offer its services in the
states DTI now serves.   DTI also holds other authorities in
various other states in which DTI plans to provide service. DTI will obtain those operating authorities in other states on an as needed basis. DTI's receipt of necessary state certifications is dependent upon the specific procedural requirements of the applicable PUC and the workload of its staff. Additionally, receipt of state certifications may be subject to delay as a result of a challenge to the applications and/or tariffs by third parties, including the ILECs, which could delay DTI's provision of services over affected portions of the planned DTI network and could cause the Company to incur substantial legal and administrative expenses. To date, DTI has not experienced significant difficulties in receiving certifications, maintaining tariffs, or otherwise complying with DTI's regulatory obligations. There can be no assurances, however, that DTI will not experience delay or be subject to third-party challenges in obtaining necessary regulatory authorizations. The failure to obtain such authorizations on a timely basis would have a material adverse effect on DTI's business, financial condition and results of operations.

Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. There can be no assurance that state utilities commissions or third parties will not raise issues with regard to DTI's compliance with applicable laws or regulations.

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

DTI also will be heavily affected by state PUC decisions related to the ILECs. For example, PUCs have significant responsibility under the Telecom Act to oversee relationships between ILECs and their new competitors with respect to such competitors' use of the ILEC's network elements and wholesale local services. PUCs arbitrate interconnection agreements between the ILECs and new competitors such as DTI when necessary. PUCs are considering ILEC pricing issues in major proceedings now underway. PUCs will also determine how competitors can take advantage of the terms and conditions of interconnection agreements that ILECs reach with other carriers. It is too early to evaluate how these matters will be resolved, or their impact on DTI's ability to pursue its business plan.

LOCAL REGULATION

The Company's networks will be subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city-by-city, county-by-county and state-by-state basis. To install its own fiber optic transmission facilities, the Company will need to obtain rights-of-way over privately and publicly owned land. Rights-of-way that are not already secured may not be available to the Company on economically reasonable or advantageous terms.

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

WE HAVE SUSTAINED SUBSTANTIAL NET LOSSES

We have historically sustained substantial operating and net losses. For the following periods, we reported net losses of:

        Year ended June 30, 1997...................... $   .6 million
        Year ended June 30, 1998...................... $  9.4 million
        Year ended June 30, 1999...................... $ 32.7 million
        Year ended June 30, 2000...................... $ 57.3 million
        Six-month period ended December 31, 2000...... $ 35.2 million
        Inception through December 31, 2000........... $138.0 million

These net losses may continue. During calendar 2001 and thereafter, our ability to generate operating income, earnings before interest, taxes, depreciation and amortization ("EBITDA ") and net income will depend largely on demand for carrier's carrier services and our ability to sell those services. We cannot assure you that we will be profitable in the future. Failure to accomplish these goals may impair our ability to:

     - meet our obligations under the Senior Discount Notes, or other indebtedness; or
     - raise additional equity or debt financing needed to expand our network or for other reasons.

These events could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE UNABLE TO MEET OUR SUBSTANTIAL DEBT OBLIGATIONS

We have a substantial amount of debt. As of December 31, 2000, we had approximately $388 million of indebtedness outstanding, most of which was evidenced by our Senior Discount Notes. As noted in
Item 1 - "Business - Recent Events" the Company repurchased 50.4 percent of its Senior Discount Notes for $94.8 million using a $94 million loan from KLTT and obtained a commitment for a $75 million credit facility from KLTT of which $35 million had currently been extended in the form of a demand revolving credit facility. Because we are a holding company that conducts our business through Digital Teleport, all existing and future indebtedness and other liabilities and commitments of our subsidiary, including trade payables, are effectively senior to the Senior Discount Notes, and Digital Teleport is not a guarantor of the Senior Discount Notes. As of December 31, 2000, DTI Holdings had aggregate liabilities of $466 million, including $41 million of deferred revenues. The indenture under which the Senior Discount Notes were issued (the "Indenture") limits but does not prohibit the incurrence of additional indebtedness by us, and we expect to incur additional indebtedness in the future, some of which may be incurred by Digital Teleport and any future subsidiaries. As a result of our high level of debt, we:

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

Additionally, we believe our business plan is fully funded upon the completion of the following events:

     - Proposed Senior Credit Facility
     - Financing required to fund the optronics purchase necessary to light the remainder of our network and;
     - Certain planned asset sales

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

COVENANTS IN OUR DEBT AGREEMENTS RESTRICT OUR OPERATIONS

The covenants in our Indenture related to our Senior Discount Notes and any new borrowings we may incur as a result of the repurchase of the Senior Discount Notes that were described in
Item 1 - "Business - Recent Events" may materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. Among other things, these covenants limit our ability and the ability of our subsidiaries to:

     - incur certain indebtedness;
     - pay dividends, make certain other restricted payments;
     - permit other restrictions on dividends and other payments by our subsidiaries;
     - guarantee certain indebtedness;
     - dispose of assets;
     - made any investments in any Unrestricted Subsidiary;
     - enter into transactions with affiliates or related persons;
       or
     - consolidate, merge or transfer all or substantially all of our assets.

Further, there can be no assurance that we will have available, or will be able to acquire from alternative sources of financing, funds sufficient to repay the Senior Discount Notes, as required under the Indenture.

WE MAY BE UNABLE TO RAISE THE ADDITIONAL CAPITAL NECESSARY TO
IMPLEMENT OUR BUSINESS STRATEGY

We believe our business plan is fully funded upon the completion of the following events:

     - Proposed Senior Credit Facility
     - Financing required to fund the optronics purchase necessary to light the remainder of our network; and
     - Certain planned asset sales

The development of our business and the installation and expansion of our network have required and will continue to require substantial capital. While we anticipate that our existing financial resources will be adequate to fund our current priorities and our existing capital commitments through the next twelve months, we expect to require significant additional capital in the future to fully complete the planned DTI network. We also may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions. Our ability to fund our required capital expenditures depends in part on:

     - completing our network as scheduled;
     - satisfying our existing fiber sale obligations;
     - arranging planned financing facilities;
     - completing planned asset sales; and
     - increasing revenues and related cash flows.

Our failure to accomplish any of these may significantly delay or prevent capital expenditures. If we are unable to make our capital expenditures as planned, our business may grow slower than expected. This could have a material adverse effect on our business, financial condition and results of operation.

The actual amount and timing of future capital requirements may differ materially from our current estimates depending on demand for our services, our ability to implement our current business strategy and regulatory, technological and competitive developments in the telecommunications industry. We may seek to raise additional capital from public or private equity or debt sources, including secured bank loans. There can be no assurance that we will be able to raise such capital on satisfactory terms or at all. If we decide to raise additional capital through the incurrence of debt, we may become subject to additional or more restrictive financial covenants and be required to grant security interest in assets of Digital Teleport. In the event that we are unable to obtain such additional capital on acceptable terms or at all, we may be required to reduce the scope or pace of deployment of our network, which could have a material adverse effect on our business, financial condition and results of operation.

WE NEED TO EXPAND OUR NETWORK INTO TARGET MARKETS AND OBTAIN AND
MAINTAIN FRANCHISES, PERMITS AND RIGHTS-OF-WAY

Our continuing network expansion into target markets is an essential element of our future success. In the past, we have experienced delays in constructing our network backbone and may experience similar delays in accessing target markets in the future. We have substantial existing commitments to purchase materials and labor for expanding our network. In addition, we will need to obtain additional materials and labor that may cost more than anticipated. Some sections of our network are constructed by other carriers or their contractors. We cannot guarantee that these third parties will complete their work according to schedule. If any delays prevent or slow down our network expansion these could have a material adverse effect on our business, financial condition and results of operation.

The expansion of our network into target markets depends, among other things, on acquiring rights-of-way and required permits from railroads, utilities and governmental authorities on satisfactory terms and conditions and on financing such expansion, acquisition and construction. In addition, after our network is completed and required rights and permits are obtained, we cannot guarantee that we will be able to maintain all of the existing rights and permits. If we fail to obtain rights and permits or we lose a substantial number of rights and permits our financial results would suffer which could have a material adverse effect on our business, financial condition and results of operation.

WE ARE DEPENDENT ON A LIMITED NUMBER OF LARGE CUSTOMERS

A relatively small number of customers account for a significant amount of our total revenues. Our three largest customers during the six-month period ended December 31, 2000, accounted for approximately 48% of our revenues. Our three largest customers for the twelve month periods ended June 30, 2000 and 1999, accounted for approximately 68% and 85%, respectively, of our revenues.

Our business plan assumes that a large proportion of our future revenues will come from our carrier's carrier services, which by their nature are marketed to a limited number of telecommunications carriers. Most of our arrangements with large customers do not provide any guarantees that they will continue using our services at current levels. In addition, if our customers build their own facilities, our competitors build additional facilities or increase capacity in existing facilities or there are further consolidations in the telecommunications industry involving our customers or competitors, then our customers could reduce or stop their use of our services which could have a material adverse effect on our business, financial condition and results of operation.

COMPETITORS WITH GREATER RESOURCES MAY ADVERSELY AFFECT OUR
BUSINESS

The telecommunications industry is highly competitive. Our ability to compete effectively in the interstate and local exchange telecommunications markets depends on our ability to maintain high quality services at competitive prices. We cannot assure you that we will be able to compete successfully with our competitors or new entrants in our carrier's carrier service or local exchange markets. Our failure to do so would have an adverse impact on our ability to attract and maintain customers, resulting in decreased revenues and/or increased costs, either of which could have a material adverse impact on our business, financial condition and operating results.

Competitors for our carrier's carrier services include many large and small interexchange carriers ("IXCs"), as well as other providers of long-haul telecommunications services. Many of these providers own nationwide fiber optic networks and have far greater financial and technical resources. These providers also have the added competitive advantage of existing customer bases. These advantages may lead these competitors to build additional fiber capacity in the geographic areas that our network serves or in which we plan to expand. Recent merger and acquisition activity in the telecommunications industry also has created expanded network footprints and increased competitive pressures. We expect this merger and acquisition activity to continue and increase in the future, and to include the entrance of foreign competitors.

We also will face competition for our carrier's carrier services from the Regional Bell Operating Companies ("RBOCs"). Section 271 of the Telecommunications Act of 1996 ("1996 Act") requires the RBOCs to apply to the FCC, on a state-by-state basis, for authorization to provide originating, in-region interLATA services. To date, the FCC has granted RBOC 271 petitions for Kansas, Massachusetts, New York, Oklahoma and Texas. These authorizations have enabled the RBOCs to gain a substantial share of these respective state interstate voice and data markets. Further approvals and entry into the interstate voice and data markets may result in the RBOCs taking substantial business from our customers or us.

In the local exchange market, we face competition from the larger, better capitalized incumbent local exchange carriers ("ILECs") (including RBOCs such as Verizon and Ameritech), from other competitive local exchange carriers ("CLECs"), private network operators and various wireless and cable television providers. Many of these competitors have committed substantial resources to building their own networks or to purchasing facilities from ILECs. These networks may provide our competitors with greater flexibility and lower cost structure than our own. Moreover, several of our competitors are offering a bundled package of telecommunications products, including local voice and data services, in direct competition to the services and products that we now offer or plan to offer.

PRICING PRESSURES AND THE RISK OF INDUSTRY OVER-CAPACITY MAY
ADVERSELY AFFECT OUR BUSINESS

The long distance transmission industry has generally been characterized by over-capacity and declining prices since shortly after the AT&T break-up in 1984. Because the cost of fiber is a relatively small portion of the cost of building new telecommunications networks, companies building such networks installed more fiber optic transmission capacity than was needed over the short or medium term. The current competitive market has led many companies to increase substantially the capacity of their networks, resulting in sharp price declines for capacity and network services. We anticipate that these price declines will continue over the next several years.

Our prices also may decline due to recent technological advances greatly expanding the capacity of existing and new fiber optic cable. Although such technological advances may enable us to increase our network's capacity, a corresponding increase in our competitors' capacity could adversely affect our business.

If overall capacity in the industry exceeds demand in general or along any of our routes, severe additional pricing pressure could develop. These price declines may be particularly severe if recent trends causing increased demand for network capacity change. For example, rapid growth in the use of the Internet is a recent phenomenon and may not continue at its current pace.

SYSTEM FAILURES OR INTERRUPTIONS IN OUR NETWORK MAY CAUSE LOSS OF
CUSTOMERS

Our success depends on the seamless uninterrupted operation of our network and on the management of traffic volumes and route preferences over our network. Furthermore, as we continue to expand our network to increase both its capacity and reach, and as traffic volume continues to increase, we will face increasing demands and challenges in managing our circuit capacity and traffic management systems. Any prolonged failure of our communications network or other systems or hardware that causes significant interruptions to our operations could seriously damage our reputation and result in customer attrition and financial losses which could have a material adverse effect on our business, financial condition and results of operation.

REGULATORY CHANGE COULD OCCUR WHICH MIGHT ADVERSELY AFFECT OUR
BUSINESS

Some of our operations are regulated by the FCC and various state public utility or public service commissions ("PUCs").
Regulatory changes by the FCC or the state PUCs or new legislation that affects our operations could have a material adverse effect on our business, financial condition and results of operations.

The FCC and the state PUCs are currently considering various aspects of local exchange competition, including rates for unbundled network elements, collocation obligations of the ILECs and inter-carrier compensation issues. All of these pending regulatory proceedings could greatly affect our ability to compete in the telecommunications market. In addition, a number of competitive issues are currently the subject of judicial challenges, including the methodology that ILECs must use to price network elements. An unfavorable decision on any one of these items could hamper our competitive ability and decrease our revenues, increase our costs and hinder our ability to attract and retain customers. It remains impossible for us to determine how the FCC, the states or the courts will rule on these issues at this time.

Several pending legislative developments relating to the ability of the RBOCs to offer interstate data services also may affect our ability to compete. Specifically, legislation has been proposed that would allow the RBOCs to provide interLATA data and broadband services even if Section 271 relief has not been received for voice services in a specific state. The enactment of such legislation would greatly impact our competitive position, since the RBOCs would be strong competitors in the interstate carrier's carrier data services market.
See Item 1 - "Business - Industry Overview;" and "Business - Regulatory Environment."

We are required to obtain certain authorizations from the FCC and the state PUCs to offer certain of our telecommunication services. In addition, the state PUCs require that we file tariffs for many of our services. We have obtained all of the authorizations necessary to offer the intrastate and interstate telecommunications services in the states we now serve and filed all required tariffs. As it becomes necessary, we will obtain similar operating authorities in the states in which we expand our business. The Company's receipt of the necessary state certifications is dependent upon the specific procedural requirements of the applicable PUC and the workload of its staff. In addition, third party challenges to our state certification applications and tariff filings may delay our receipt of the necessary authorizations and, correspondingly, our provision of services causing us to incur substantial legal and administrative expenses. To date, we have not experienced significant difficulties in receiving certifications, maintaining tariffs, or otherwise complying with FCC or state PUC regulatory obligations. There can be no assurances, however, that we will not experience delays or be subject to third-party challenges in obtaining the necessary regulatory authorizations. The failure to obtain such authorizations on a timely basis would have a material adverse effect on our business, financial condition and results of operations.

WE ARE DEPENDENT ON A MAJOR SUPPLIER FOR KEY ELECTRONIC EQUIPMENT

We are dependent upon Cisco Systems, Inc. (Cisco) for our electronic equipment used in completing our network. In
September 1998, DTI entered into a three-year agreement with Cisco Systems, Inc. ("Cisco"), successor to Pirelli's optical networking division, pursuant to which it agreed to purchase from Cisco at least 80% of the Company's needs for DWDM equipment. In January 2001, DTI entered into a four-year master purchase agreement with Cisco, which included an initial commitment to purchase $70 million in optronic equipment. The purchase commitment is contingent upon the satisfaction of certain financing contingencies, including the completion of the Senior Credit Facility. Therefore, we are dependent on Cisco for DWDM equipment. To date, our arrangements have provided us DWDM equipment at a generally stable, attractive price. There can be no assurance that Cisco will be able to meet our future requirements on a timely basis. We could obtain equipment and services of comparable quality from several alternative suppliers. However, we may fail to acquire compatible services and equipment from such alternative sources on a timely and cost-efficient basis which could have a material adverse effect on our business, financial condition and results of operation.

WE MAY BE ADVERSELY AFFECTED IF WE CANNOT RETAIN KEY PERSONNEL

We continue to rely upon the contribution of a number of key executives. We have entered into employment agreements with certain of these executives. We can not assure you that we will be able to retain such qualified personnel. Our future success and ability to manage growth will be dependent also upon our ability to hire and retain additional highly skilled employees for a variety of management, engineering, technical, and sales and marketing positions. The competition for such personnel is intense. We can not assure you that we will be able to attract and retain such qualified personnel which could have a material adverse effect on our business, financial condition and results of operation.

WE MAY FACE DIFFICULTIES IN INTEGRATING, MANAGING AND OPERATING
NEW TECHNOLOGY

Our operations depend on our ability to successfully integrate new and emerging technologies and equipment. These include the technology and equipment required for DWDM, which allows multiple signals to be carried simultaneously, and IP transmission using DWDM technology. Integrating these new technologies could increase the risk of system failure and result in further strains. Additionally, any damage to our network control center in our carrier's carrier services line of business could harm our ability to monitor and manage the network operations and could have a material adverse effect on our business, financial condition and results of operation.

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

Our principal executive offices and Network Control Center are located in St. Louis, Missouri. We lease this 16,000 square-feet of space pursuant to the terms of the lease that expires in July 2001. The Company also leases additional office and equipment space in St. Louis, Missouri from KLTT at market rates on a month-to-month basis. See Item 13 - "Certain Relationships and Related Transactions."

ITEM 3.  LEGAL PROCEEDINGS

In June 1999, the Company and Mr. Weinstein, the founder, and former President and CEO of the Company, settled a suit brought in the Circuit Court of St. Louis County, Missouri, in a matter styled Alfred H. Frank v. Richard D. Weinstein and Digital Teleport, Inc. Pursuant to the terms of the settlement the Company paid $1.25 million and Mr. Weinstein paid $1.25 million to the plaintiff and the Company released Mr. Weinstein from his indemnification. Mr. Weinstein obtained a loan from the Company for his portion of the settlement cost plus approximately $200,000 representing 50% of the legal costs incurred by the Company. The loan was repaid in full with interest in February 2001 in connection with the change of control described in Item 1
- "Business - Recent Events".

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
SHAREHOLDER MATTERS

There is no established public trading market for our common stock. As of December 31, 2000, there was one holder of our common stock, one holder of our restricted stock and one holder of our preferred stock. We have never declared or paid cash dividends on our common stock. It is our present intention to retain all future earnings for use in our business and, therefore, we do not expect to pay cash dividends on the common stock in the foreseeable future. The declaration and payment of dividends on the common stock is restricted by the terms of our indebtedness under the indenture pursuant to which we issued our Senior Discount Notes.

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

On February 1, 2001, the Company purchased 50.4 percent of its
Senior Discount Notes for a purchase price of $94.8 million pursuant to a tender offer. KLTT provided a demand loan ("Demand
Loan") to the Company of $94 million at an annual interest rate of 10% in order to complete this transaction. The Demand Loan received from KLTT is in the form of a demand note in which all principal and interest is due upon demand and is secured by a pledge of all the outstanding stock of Digital Teleport, Inc and Digital Teleport of Virginia, Inc. As a result of the purchase made pursuant to the completion of the tender offer the Company reduced the principal amount outstanding of its Senior Discount
Notes, net of unamortized underwriter's discount, by approximately $193.5 million and Deferred Financing Costs by approximately $2.9 million. These reductions resulted in a net benefit to the Company of $95.6 million consisting of a net gain on early extinguishment of debt to the Company of $57.3 million and a tax benefit of $38.3 million as a result of an adjustment in the Company's deferred tax valuation allowance as of February 1, 2001. The purchase of the Senior Discount Notes also reduces the amount of cash interest that will be due with respect to the Senior
Discount Notes by approximately $32 million annually starting in September 2003, when these payments begin, and replaced this interest with approximately $9.4 million in annual interest which will be payable in accordance with the Demand Loan or its eventual replacement financing. The consent solicitation made in connection with the tender offer authorized certain changes in the indenture associated with the Senior Discount Notes, including expanding the Company's allowable secured borrowings by an additional $194 million to a total of $294 million. These changes also permit the Demand Loan to be secured by the stock of the Company's subsidiaries and other financings to be secured by the assets of the Company and its subsidiaries.

On February 8, 2001, KLTT acquired an additional 30.7 percent of the fully diluted shares of the Company from Richard D. Weinstein, the former Chairman, President and CEO of the Company for $33.6 million in cash. An additional 5 percent of the fully diluted shares were purchased by KLTT through a tender offer for DTI's outstanding warrants issued in connection with the

Senior Discount Notes and the purchase by KLTT of a separate warrant for 1 percent of the Company's common stock, that results in KLTT now owning 82.1 percent of DTI's fully diluted shares, excluding shares underlying stock options granted under the Company's 2001 Stock Option Plan.

Under the purchase agreement, Mr. Weinstein has resigned as Chairman, President and CEO and will retain just over 15 percent of the fully diluted ownership and a seat on the DTI board. Paul Pierron was appointed the new President and CEO of the Company in April 2001. KLTT also acquired Mr. Weinstein's interest in the Company's St. Louis point-of-presence and switch facility, which now results in the Company making payments to KLTT for use of this facility. Additionally, as a part of the purchase agreement in February 2001, Mr. Weinstein repaid an outstanding loan to the Company in the amount of $1.6 million including interest, which had resulted from the settlement of certain litigation against the Company and Mr. Weinstein.

KLTT has also committed to provide or arrange (through guaranty or otherwise) a revolving credit facility to the Company, to be made in 2001 in the amount of $75 million, the proceeds of which would be used for operations and capital expenditures as set forth in a reasonable capital budget to be established by the Company's Board of Directors. Under that commitment KLTT has currently extended a demand revolving credit facility loan ("Revolving Credit Facility") of $35 million at 9.5% interest to the Company, and is working with the Company to arrange third-party financing in the form of a $100 million senior credit facility ("Senior Credit Facility") for the Company. DTI will use these combined sources of financing to complete the construction of the planned DTI network and meet other operating requirements.

Through March 31, 2001, under our 1997 Long-Term Incentive Award Plan, we granted or became obligated to grant options to purchase an aggregate of 1,110,000 shares of our Common Stock to certain of our directors and key employees at exercise prices ranging from $2.60 to $6.66 per share. In March 2001, the Company established the 2001 Stock Option Plan ("2001 Plan"). Pursuant to this 2001 Plan we have currently granted or became obligated to grant options to purchase an aggregate of 2,063,500 shares of our Common Stock to certain of our employees at an exercise price of $1.50 per share. Shares underlying options granted under the 2001 Plan entitle each optionee, upon exercise of the options, only to receive cash in lieu of shares in an amount equal to the spread between the fair market of the shares and the exercise price in the event that such exercise would either (i) cause the Company to cease being a member of the affiliated group with KLTT for federal income tax purposes, or (ii) cause a change of control as defined in the Indenture, as amended, for the Senior Discount Notes.

Such transactions were completed without registration under the Securities Act in reliance on the exemption provided by Section
4(2) of the Securities Act and Rule 701 under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

              SELECTED CONSOLIDATED FINANCIAL DATA

The following is a summary of selected historical financial data as of and for the five years in the period ended June 30, 2000 and six-month period ended December 31, 2000 which has been derived from our audited Consolidated Financial Statements. The information for the six-month period ended December 31, 1999 is unaudited. The information set forth below should be read in conjunction with the discussion under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 1 - "Business" and the audited Consolidated Financial Statements and notes thereto appearing elsewhere in this document.

                                        YEAR ENDED JUNE 30,                                SIX-MONTHS ENDED
                                                                                             DECEMBER 31,
                --------------------------------------------------------------------   --------------------------
                   1996(A)       1997          1998          1999           2000           1999          2000
                                                                                       (Unaudited)
                --------------------------------------------------------------------   --------------------------


OPERATING
STATEMENT
DATA:

Total revenues    $676,801   $2,033,990     $3,542,771     $7,209,383     $8,985,534    $4,142,033     $6,090,582
                ----------   ----------     ----------    -----------     ----------    ----------     ----------
Operating
expenses:

 Telecommun-       296,912    1,097,190      2,294,181      6,307,678     11,977,936     5,879,452      8,542,774
 ication
 services

 Write-off of            -            -              -              -              -             -      1,976,000
 prepaid fiber
 rights

 Other services          -      364,495              -              -              -             -                -

 Selling,          548,613      868,809      3,668,540      5,744,417      5,306,526     2,543,975      2,702,499
 general and
 administrative

 Depreciation
 and
 amortization      425,841      757,173      2,030,789      4,653,536     13,922,515     6,720,112      8,445,284
                ----------   ----------     ----------    -----------     ----------    ----------     ----------
  Total          1,271,366    3,087,667      7,993,510     16,705,631     31,206,977    15,143,539     21,666,557
  operating
  expenses
                ----------   ----------     ----------    ------------   -----------    ----------     ----------
 Loss from        (594,565)  (1,053,677)    (4,450,739)    (9,496,248)   (22,221,443)  (11,001,506)   (15,575,975)
 operations

 Interest         (191,810)    (798,087)    (6,991,773)   (22,219,999)   (32,825,756)  (15,723,575)   (19,613,966)
 income
 (expense) -
 net
                ----------   ----------     ----------    ------------   -----------    -----------    -----------
 Loss before      (786,375)  (1,851,764)   (11,442,512)   (31,716,247)   (55,047,199)   (26,725,081)  (35,189,941)
 income taxes

 Income tax              -    1,214,331      2,020,000     (1,000,000)    (2,234,331)             -              -
 benefit/
 (provision) -  ----------   ----------     ----------    ------------   -----------   ------------     ----------

 Net loss (e)    $(786,375)   $(637,433)   $(9,422,512)  $(32,716,247)  $(57,281,530)  $(26,725,081)  $(35,189,941)
                ==========   ==========     ==========    ============   ===========   ============     ==========


BALANCE SHEET
DATA:

 Cash and cash   $ 817,391   $4,366,906   $251,057,274   $132,175,829    $32,841,453    $73,190,771    $10,639,366
 equivalents

 Network and    13,064,169   34,000,634     77,771,527    213,469,187    317,103,473    281,426,049    361,314,245
 equipment,
 net

 Total assets   15,025,758   39,849,136    342,865,160    363,760,890    374,822,002    371,544,948    381,127,388

 Accounts        1,658,836    5,086,830      4,722,418      9,561,973     10,248,286      8,967,813     23,566,886
 payable

 Vendor
 financing:

     Current             -            -              -      2,298,946      6,566,250      5,713,159      5,836,766

     Long-term           -            -              -      2,298,946      3,843,158      2,187,569      2,100,030

 Senior discount         -            -    277,455,859    314,677,178    356,712,668    335,036,321    379,791,443
 notes, net

 Deferred
 revenues        6,734,728    9,679,904     16,814,488     22,270,006     41,917,427     34,780,204     41,148,937

 Redeemable              -   28,889,165              -              -              -              -              -
 Convertible
 Preferred
 Stock(b)

  Stockholders' (1,100,703)  (4,729,867)    41,958,122      7,919,145    (49,415,607)   (18,823,797)   (84,640,908)
  equity
  (deficit)(b)


OTHER FINANCIAL
DATA:

 Cash flows     $  299,710  $ 7,674,272     $9,707,957    $11,461,067     $5,322,630     $9,315,282    $28,064,216
 from
 operations

 Cash flows     (1,122,569) (19,417,073)   (44,952,682)  (128,367,335)  (102,456,285)   (68,300,340)   (48,650,544)
 from
 investing
 activities

 Cash flows      1,500,030   15,292,316    281,935,093     (1,975,177)    (2,200,721)             -     (1,615,759)
 from
 financing
 activities

 EBITDA (c)       (168,724)    (259,068)    (2,419,950)    (4,842,712)    (8,298,928)    (4,281,394)    (7,130,691)

 Capital         5,663,047   19,876,595     44,952,682    128,367,335    102,456,285     68,300,340     48,650,544
 expenditures

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

(d) Net loss attributable to Common Stock, loss per share data and weighted average number of shares outstanding are not meaningful as there was only one common shareholder and no class of securities was registered.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS RELATES TO OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR EACH OF THE THREE YEARS ENDED JUNE 30, 2000 AND SIX-MONTH PERIOD ENDING DECEMBER 31, 2000. THIS INFORMATION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO AND THE OTHER FINANCIAL DATA APPEARING ELSEWHERE IN THIS DOCUMENT.

                            OVERVIEW

INTRODUCTION

We are a facilities-based communications company that is creating an approximately 18,700 route mile digital fiber optic network comprised of approximately 20 regional rings interconnecting primary, secondary and tertiary cities in 36 states and the District of Columbia. By providing high-capacity voice and data transmission services to and from secondary and tertiary cities, the Company intends to become a leading wholesale provider of regional communications transport services to IXCs and other communications companies. We currently provide carrier's carrier services under contracts with Tier 1 and Tier 2 carriers and other telecommunication companies. We also provide private line services to a few targeted business and governmental end-user customers. We are 82.1 percent owned, on a fully diluted basis, by an affiliate of Kansas City Power & Light Company ("KCP&L"), excluding shares underlying stock options granted under the Company's 2001 Stock Option Plan. Shares underlying options granted under that plan are excluded from this calculation because each optionee, upon exercise of the options, is entitled only to receive cash in lieu of shares in an amount equal to the spread between the fair market of the shares and the exercise price in the event that such exercise would either (i) cause the Company to cease being a member of the affiliated group with KLTT for federal income tax purposes, or (ii) cause a change of control as defined in the Indenture, as amended, for the Senior Discount Notes.

REVENUES

We derive revenues principally from (i) the sale of wholesale telecommunications services, primarily through IRUs and wholesale network capacity agreements, to IXCs, such as the Tier 1 and Tier 2 carriers, and other telecommunications entities and (ii) the sale of telecommunications services directly to business and governmental end-users. For the six-month period ended December 31, 2000, we derived approximately 96% and 4% of our total revenues from carrier's carrier services and end-user services, respectively. Of our total carrier's carrier service revenues, approximately 76% related to wholesale network capacity services and 24% related to IRU agreements.

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

We derive carrier's carrier services revenues from IRUs and wholesale network capacity agreements. IRUs typically have a term of 20 or more years. We provide wholesale network capacity services through service agreements for terms of one year or longer which typically require customers to pay for such capacity regardless of level of usage. IRUs, which are accounted for as operating leases, generally require substantial advance payments and periodic maintenance fees over the terms of the agreements. Advance payments are recorded by us as deferred revenue and are then recognized on a straight-line basis over the terms of the IRU agreements. Fixed periodic maintenance payments are also recognized on a straight-line basis over the term of the agreements as ongoing maintenance services are provided.
Wholesale network capacity agreements generally provide for a fixed monthly payment based on the capacity and length of circuit provided and sometimes require substantial advance payments.
Advance payments and fixed monthly service payments are recognized on a straight-line basis over the terms of the agreements, which represent the periods during which services are rendered. For the six-month period ended December 31, 1999 and 2000, our three largest carrier customers combined accounted for an aggregate of 72% and 50%, respectively, of carrier's carrier services revenues or 70% and 48%, respectively, of total revenues. Our IRU contracts provide for the return of advance payments and reduced future payments and varying penalties for late delivery of route segments, and allow the customers, after expiration of grace periods, to delete such non-delivered segments from the system route to be delivered.

End-user services are telecommunications services provided directly to businesses and governmental end-users. We currently provide private line services to end-users to connect certain points on an end-user's private telecommunications network as well as to bypass the applicable ILEC in accessing such end-user's long distance provider. Our end-user services agreements to date have generally provided for services for a term of one year or longer and for a fixed monthly payment based on the capacity and length of circuit provided, regardless of level of usage. For the six-month periods ended December 31, 1999 and 2000, six customers accounted for all of our end-user services revenue, or an aggregate of 3% and 4%, respectively, of total revenues.

As of December 31, 2000, we have received aggregate advance payments of approximately $47 million from certain of our IRU, carrier's carrier and end-user customers which are recorded as deferred revenue when received. Deferred revenues from IRUs, carrier's carrier and end-user customers are recognized on a straight-line basis over the life of the contract. Upon expiration, such agreements may be renewed or services may be provided on a month-to-month basis.

OPERATING EXPENSES

Our principal operating expenses consist of the cost of telecommunications services, selling, general and administrative
("SG&A") expenses, depreciation and amortization.

The cost of telecommunications services consists primarily of the cost of leased line facilities and capacity, operating costs in connection with our owned facilities and costs related to fibers accepted under our long-term IRUs. Because we currently provide carrier's carrier and end-user services principally over our own network, the cost of providing these services includes a minor amount of leased space (in the form of physical collocation at ILEC access tandems and IXC POPs) and leased line capacity (to fill requirements of a customer contract which are otherwise substantially met on our network and typically where we plan to expand our network) and ILEC access charges. Leased space, power and maintenance costs have increased significantly as we have accepted fibers related to our long-term IRUs. Further, leased line capacity costs and access charges are expected to increase significantly because we expect to obtain access to a greater number of ILEC facilities through leased lines in order to reach end-users and access tandems that cannot be cost-effectively connected to our network in a given local market. Operating costs include, but are not limited to, costs of managing our network facilities, technical personnel salaries and benefits, rights-of-way fees, locating installed fiber to minimize the risk of fiber cuts, repairs and maintenance, relocations and property taxes.

SG&A expenses include the cost of salaries, benefits, occupancy costs, sales and marketing expenses and administrative expenses. We plan to add sales offices in selected markets, as additional segments of our network become operational. Depreciation and amortization are primarily related to fiber optic cable plant, electronic terminal equipment and network buildings, and are expected to increase as we incur substantial capital expenditures to build and acquire the components of our network. In general, SG&A expenses have increased significantly as we have developed and expanded our network. We expect to incur significant increases in SG&A expenses to realize the anticipated growth in revenue for carrier's carrier services and end-user services. In addition, SG&A expenses will increase as we continue to recruit experienced personnel to implement our business strategy.

OPERATING LOSSES

As a result of build-out and operating expenses, we have incurred significant operating and net losses to date. Losses from operations in the years ended June 30, 1998, 1999 and 2000 and six-month period ended December 31, 2000 were $4.5 million, $9.5 million, $22.2 million and $15.6 million, respectively.

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

                      RESULTS OF OPERATIONS

The table set forth below summarizes our percentage of revenue by source and operating expenses as a percentage of total revenues:

                                                              SIX-MONTH PERIOD
                                 YEAR ENDED JUNE 30,         ENDED DECEMBER 31,
                                --------------------         ------------------

                                1998    1999    2000            1999    2000
                                ----    ----    ----            ----    ----
Revenue:
  Carrier's                     87%     94%     97%             97%     96%
  carrier
  services

  End-user                      13       6       3               3       4
  services
                                ----    ----    ----            ----    ----
     Total revenue              100%    100%    100%            100%    100%
                                ----    ----    ----            ----    ----
                                ----    ----    ----            ----    ----

Operating Expenses:
  Telecommunications            65%     88%     133%            142%    140%
  services

  Write-off                     -       -       -               -       32
  of prepaid
  fiber usage
  ritghts

  Selling, general and          104     80      59              61      45
  administrative

  Depreciation and              57      64      155             163     139
  amortization
                                ----    ----    ----            ----    ----

     Total operating            226%    232%    347%            366%    356%
     expenses
                                ----    ----    ----            ----    ----
                                ----    ----    ----            ----    ----


SIX-MONTH PERIOD ENDED DECEMBER 31, 1999 COMPARED TO THE SIX-
MONTH PERIOD ENDED DECEMBER 31, 2000

REVENUE. Total revenue for the six-months ended December 31, 2000 increased $1.9 million (47%) from the comparable 1999 period. This growth is primarily attributable to increased revenues from carrier's carrier services. Revenues from carrier's carrier services for the same periods were up 44%. The increases were due principally to sales of transport business on our in-service routes. We have had a 60% increase in the number of customers we serve and, therefore, have reduced our reliance on any one customer.

OPERATING EXPENSES. Total operating expenses increased $6.5 million for the six-month period ended December 31,2000 compared to the same period in 1999. Telecommunication services expenses increased $2.7 million for the six-months ended December 31, 2000 compared to the same period in 1999. This increase primarily reflects the increase of personnel costs related to the growth of the operational infrastructure, costs related to accepted dark fiber segments and property taxes. Additionally, the Company abandoned the Las Vegas to Dallas and St. Louis to Chicago segments of its short-term two-fiber lease as the Company has now developed alternative solutions for these routes. As a result of this decision, the Company recorded a write-off of prepaid fiber usage rights of $2.0 million during the six-months ended December 31, 2000.

Selling, general and administrative expenses for the six-months ended December 31, 2000 increased $159,000 compared to the same period in 1999. The increase is due mainly to increases in legal and professional costs.

Depreciation and amortization grew $1.7 million for the six-month period ended December 31, 2000 in comparison to the same period in 1999 due to increasing amounts of our fiber optic network being placed into service in 2000. Depreciation and amortization will continue to grow as additional network routes are placed into service and as we move forward with our investment in capital assets in order to increase network capacity.

OTHER INCOME (EXPENSES). Net other income (expense) for the first six-months increased from a net expense of $15.7 million in 1999 to a net expense of $19.6 million in 2000. This change is due to the continued accretion of the Senior Discount Notes issued in February 1998, which results in increasing noncash interest expense, offset in part by interest income earned on the portion of the proceeds from the

Senior Discount Notes invested in short-term investment-grade
securities.   As the average cash balances have decreased as we
implemented our business strategy so has the related interest income generated from our short-term investment-grade securities.

INCOME TAXES. No income tax benefit or provision was recorded for the six-month period ended December 31, 2000. A valuation allowance is being provided to reserve for significant deferred tax assets generated from net operating loss carryforwards and the nondeductible interest expense related to our Senior Discount Notes, issued in February 1998, that may not be realizable due to uncertainties surrounding income tax law changes and future operating income levels.

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

OTHER INCOME (EXPENSES). Net interest and other income (expense) increased from a net expense of $22.2 million in 1999 to net expense of $32.8 million in 2000. Interest income decreased from $10.7 million in 1999 to $4.0 million in 2000 as the average cash balances and related interest income from our investment-grade securities have decreased as we have implemented our business strategy. Similarly, as a result of the Senior Discount Notes issued in February 1998, interest expense increased from $31.5 million in 1999 to $36.8 million in 2000 due to the continued accretion of the Senior Discount Notes, which result in increasing noncash interest expense. Additionally, we and Mr. Weinstein, former President and CEO of the Company, settled a lawsuit which resulted in a one-time charge of $1.5 million in 1999.

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

OTHER INCOME (EXPENSES). Net interest and other income (expense) increased from a net expense of $7.0 million in 1998 to net expense of $22.2 million in 1999. Interest income increased from $5.1 million in 1998 to $10.7 million in 1999 due to the investment of the proceeds from the Senior Discount Notes. Similarly, as a result of the Senior Discount Notes issued in February 1998, interest expense increased from $12.1 million in 1998 to $31.5 million in 1999. Additionally, we and Mr. Weinstein, former President and CEO of the Company, settled a lawsuit which resulted in a one-time charge of $1.5 million in fiscal 1999.

INCOME TAXES. An income tax benefit of $2.0 million was recorded in fiscal 1998 as management believed it is more likely than not that we will generate taxable income sufficient to realize certain of the tax benefits associated with future deductible temporary differences and net operating loss carryforwards prior to their expiration. A tax provision of $1.0 million was recorded in fiscal 1999 related to the anticipated settlement of an income tax examination.

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

At December 31, 2000, we had a working capital deficiency of $221.3 million, which represents a decrease in working capital of $248.5 million compared to the working capital surplus of $27.2 million at June 30, 2000. This decrease is primarily attributable to the continued build-out of our network and the reclassification to current of certain previously classified long-term debt in anticipation of the buyback of the Senior Discount Notes (see Item 1 - "Business - Recent Events").

The net cash provided by operating activities for the six-month period ended December 31, 1999 and 2000 totaled $9.3 million and $28.1 million, respectively. During the six-month period ended December 31, 2000, net cash provided by operating activities resulted primarily from collection of an IRU-related receivable of $13.3 million recorded as an Other Receivable at June 30, 2000 and an increase in Accounts Payable as the Company has continued to build-out its network.

Our investing activities consumed cash of $68.3 million for the six-month period ended December 31, 1999 and $48.7 million for the six-month period ended December 31, 2000. During both periods, 100% of the investing activities were related to network and equipment.

Cash used in financing activities was $0 for the period ended
December 31, 1999 and $1.6 million for the period ended December
31, 2000 representing amounts due under our vendor financing agreement.

On February 1, 2001, the Company purchased 50.4 percent of its
Senior Discount Notes for a purchase price of $94.8 million pursuant to a tender offer. KLTT provided a demand loan ("Demand
Loan") to the Company of $94 million at an annual interest rate of 10% in order to complete this transaction. The Demand Loan received from KLTT is in the form of a demand note in which all principal and interest is due upon demand and is secured by a pledge of all the outstanding stock of Digital Teleport, Inc. and Digital Teleport of Virginia, Inc. As a result of the purchase made pursuant to the completion of the tender offer the Company reduced the principal amount outstanding of its Senior Discount Notes, net of unamortized underwriter's discount, by approximately $193.5 million and Deferred Financing Costs by approximately $2.9 million. These reductions resulted in a net benefit to the Company of $95.6 million consisting of a net gain on early extinguishment of debt to the Company of $57.3 million and a tax benefit of $38.3 million as a result of an adjustment in the Company's deferred tax valuation allowance as of February 1, 2001. The purchase of the Senior Discount Notes also reduces the amount of cash interest that will be due with respect to the Senior
Discount Notes by approximately $32 million annually starting in September 2003, when these payments begin, and replaced this interest with approximately $9.4 million in annual interest which will be payable in accordance with the Demand Loan or its eventual replacement financing. The consent solicitation made in connection with the tender offer authorized certain changes in the indenture associated with the Senior Discount Notes, including expanding the Company's allowable secured borrowings by an additional $194 million to a total of $294 million. These changes also permit the Demand Loan to be secured by the stock of the Company's subsidiaries and other financings to be secured by the assets of the Company and its subsidiaries.

On February 8, 2001, KLTT acquired an additional 30.7 percent of the fully diluted shares of the Company from Richard D. Weinstein, the former Chairman, President and CEO of the Company for $33.6 million in cash. An additional 5 percent of the fully diluted shares were purchased by KLTT through a tender offer for DTI's outstanding warrants issued in connection with the Senior Discount Notes and the purchase by KLTT of a separate warrant for 1 percent of the Company's common stock, that results in KLTT now owning 82.1 percent of DTI's fully diluted shares, excluding shares underlying stock options granted under the Company's 2001 Stock Option Plan.

Under the purchase agreement, Mr. Weinstein has resigned as Chairman, President and CEO and will retain just over 15 percent of the fully diluted ownership and a seat on the DTI board. Paul Pierron was appointed the new President and CEO of the Company in April 2001. KLTT also acquired Mr. Weinstein's interest in the Company's St. Louis point-of-presence and switch facility, which now results in the Company making payments to KLTT for use of this facility. Additionally, as a part of the purchase agreement in February 2001, Mr. Weinstein repaid an outstanding loan to the Company in the amount of $1.6 million including interest, which had resulted from the settlement of certain litigation against the Company and Mr. Weinstein.

KLTT has also committed to provide or arrange (through guaranty or otherwise) a revolving credit facility to the Company, to be made in 2001 in the amount of $75 million, the proceeds of which would be used for operations and capital expenditures as set forth in a reasonable capital budget to be established by the Company's Board of Directors. Under that commitment KLTT has currently extended a demand revolving credit facility loan ("Revolving Credit Facility") of $35 million at 9.5% interest to the Company, and is working with the Company to arrange third-party financing in the form of a $100 million senior credit facility ("Senior Credit Facility") for the Company. DTI will use these combined sources of financing to complete the construction of the planned DTI network and meet other operating requirements.

To achieve our business plan, we will need significant financing to fund our capital expenditure, working capital, debt service requirements and our anticipated future operating losses. Our estimated capital requirements primarily include the estimated cost of (i) constructing the remaining portions of the planned DTI network routes, (ii) purchasing, for cash, fiber optic facilities pursuant to long-term IRUs for planned routes that we will neither construct nor acquire through swaps with other telecommunication carriers, and (iii) additional network expansion activities, including the construction of additional local loops in secondary and tertiary cities as network traffic volume increases. We estimate that total capital expenditures necessary to complete our network will approximate $550 million, of which we had expended $388 million as of December 31, 2000. During the balance of calendar 2001, we anticipate our capital expenditure priorities will be focused principally on completing our nationwide backbone, accessing target markets and lighting our network in areas in which we believe there is strong carrier interest. Our existing capital commitments consist principally of construction commitments of $9 million for network segments under construction and payments required under existing IRU and short-term lease agreements, totaling $8 million, which are payable within the next twelve months as related contract completion criteria are met. We also may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions. These activities could require significant additional capital not included in the foregoing estimated capital requirements.

In November 1999, we entered into an IRU agreement with Adelphia Business Solutions ("ABS") for over 4000 route miles on our network initially valued at between $27 to $42 million to DTI depending on the number of options for additional routes of fiber strands exercised by the parties. ABS paid $10 million in advance cash payments under the terms of the Agreement. In August 2000, ABS cancelled five routes or portions thereof, which will result in approximately $4.2 million in reduced future cash collections under the Agreement, plus the repayment to ABS of approximately $1.6 million previously paid to DTI by ABS, which was repaid in September 2000. In addition to providing for certain rights to cancel delivery of route segments not delivered to them by agreed upon dates, the Agreement also provides for monthly financial penalties for late deliveries. Subsequent to December 31 the Company reached an agreement with ABS to amend the Agreement between the parties. Under the terms of the Amendment, all penalties accruing to ABS as a result of the Company's failure to deliver routes by the contractual due dates ceased as of December 31, 2000. In addition, the Amendment allows ABS to terminate four additional routes or portions
thereof.   However, the Amendment does not allow further route
terminations if DTI delivers all remaining routes by September 30, 2001. The route cancellations will not require the repayment to ABS of any prepayments received by the Company for those cancelled routes. Those prepayments will be credited against amounts owed to the Company when the remaining routes are accepted by ABS. ABS will be allowed to defer all remaining route acceptances until January 2002, along with the payment of the remaining net approximately $9.6 million due to DTI. The amounts payable to DTI upon route delivery will accrue interest at 11% from the actual dates of delivery of the routes until their acceptance in January 2002, or their earlier acceptance at the option of ABS.

We have a swap agreement with a counter party under which both DTI and the counter party did not deliver their respective routes by the contracted due date. The counter party to the agreement has delivered both of its routes and we have delivered one of our two routes. As the counter party delivers their routes and we accept them we are required to make annual cash payments to them totaling approximately $1.4 million, plus quarterly building and maintenance fees, in advance of their making payments to us for our routes. Additionally, we may be required to accrue penalties for late delivery of $100,000 per route per month. We have received notice from the counter party that they intend to exercise their rights to cancel delivery of our routes due to late delivery which would result in our not receiving approximately $1.3 million annually in lease payments over the twenty year term of the agreements plus quarterly maintenance, building space and other quarterly and annual payments due under the terms of the agreements. The Company believes that the counter party's notice of intent to terminate is subject to challenge and is in the process of reviewing its potential remedies under the contract.

DTI has a swap agreement with a counter party under which both DTI and the counter party did not deliver their respective routes by the contracted due date. DTI and the counter party are in the process of amending the agreement to provide for mid to late summer concurrent deliveries.

In another swap agreement, if DTI does not settle an obligation by providing the counter party with additional DTI fiber by December 31, 2001, DTI will be required to pay an additional $7 million in cash to the counter party.

An agreement dating back to October 1994, between AmerenUE and ourselves requires us to construct a fiber optic network linking AmerenUE's 86 sites throughout the states of Missouri and Illinois in return for cash payments to DTI and the use of various rights-of-way including downtown St. Louis. As of March 31, 2001, we had completed approximately 77% of the sites required for AmerenUE and expect to complete all such construction by the end of calendar 2001. AmerenUE has set off against amounts payable to us up to $67,000 per month as damages and penalties under our contract with them due to our failure to meet certain construction deadlines, and AmerenUE has reserved its rights to seek other remedies under the contract which could potentially include reclamation of the rights-of-way granted to DTI. We are behind schedule with respect to such contract. Upon completion and turn-up of services, AmerenUE is contractually required to pay us a remaining lump sum expected to be approximately $1.7 million for their telecommunications services over our network.

On February 23, 1998, we completed the issuance and sale of the Senior Discount Notes, from which we received proceeds, net of underwriting discounts and expenses, totaling approximately $265 million. As a result of the completion of the Company's tender offer for its Senior Discount Notes on February 1, 2001, the amount of Senior Discount Notes has been reduced by 50.4 percent and certain changes have been made to the indenture including expanding the Company's allowable secured borrowings by an additional $194 million to a total of $294 million, permitting the tender offer indebtedness, and permitting the acquisition of any or all of the Senior Discount Notes at any time. These changes would also permit the tender offer financing and credit facility to be secured by the assets and stock of the Company and its subsidiaries. We have used the net proceeds (i) to fund additional capital expenditures required for the completion of the our network, (ii) to expand our management, operations and sales and marketing infrastructure and (iii) for additional working capital and other general corporate purposes. We may incur significant and possibly increasing operating losses and expect to generate negative net cash flows after capital expenditures during at least the next year as we continue to invest substantial funds to complete our network and develop and expand our telecommunications services and customer base. Accordingly, if we cannot achieve operating profitability or positive cash flows from operating activities, we may not be able to service the Senior Discount Notes or to meet our other debt service or working capital requirements, which would have a material adverse effect on us.

Subject to the Indenture provisions that limit restrictions on the ability of any of our Restricted Subsidiaries to pay dividends and make other payments to us, future debt instruments of Digital Teleport may impose significant restrictions that may affect, among other things, the ability of Digital Teleport to pay dividends or make loans, advances or other distributions to us. The ability of Digital Teleport to pay dividends and make other distributions also will be subject to, among other things, applicable state laws and regulations. Although the Senior Discount Notes do not require cash interest payments until September 1, 2003, at such time the Senior Discount Notes will require annual cash interest payments of approximately $31 million, after giving effect to the repurchase of the Senior Discount Notes as described in Item 1 - "Business - Recent Events". In addition, the Senior Discount Notes mature on March 1, 2008. We currently expect that the earnings and cash flow, if any, of Digital Teleport will be retained and used by such subsidiary in its operations, including servicing its own debt obligations. We do not anticipate that we will receive any material distributions from Digital Teleport prior to September 1, 2003. Even if we determine to pay a dividend on or make a distribution in respect of the capital stock of Digital Teleport, there can be no assurance that Digital Teleport will generate sufficient cash flow to pay such a dividend or distribute such funds to us or that applicable state law and contractual restrictions, including negative covenants contained in any future debt instruments of Digital Teleport, will permit such dividends or distributions. The failure of Digital Teleport to pay or to generate sufficient earnings or cash flow to distribute any cash dividends or make any loans, advances or other payments of funds to us would have a material adverse effect on our ability to meet our obligations on the Senior Discount Notes. Further, there can be no assurance that we will have available, or will be able to acquire from alternative sources of financing, funds sufficient to repurchase the Senior Discount Notes in the event of a Change of Control as defined in the Indenture.

                            INFLATION

We do not believe that inflation has had a significant impact on our consolidated results of operations.

                    NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133") which requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No.
133. In June 1999, FASB delayed the effectiveness of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 did not have an impact on DTI's financial position, results of operations or cash flows.

The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modifies the current practice of accounting for certain stock award agreements and was generally effective beginning July 1, 2000. There was no initial impact of this interpretation on DTI's results of operations and financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Among other things, SAB No. 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. There was no initial impact of this SAB on DTI's results of continued operations and financial position.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

As of December 31, 2000 the Company had $379.8 million of 12 1/2% Senior Discount Notes, due 2008. The Company's long-term obligations are principally fixed interest rate, and as a result, the Company is less sensitive to market rate fluctionations. The Company currently does not use derivative financial instruments to manage its interest rate risk and has no cash flow exposure due to general interest rate changes for its fixed interest rate long-tem debt. See Item - "Business - Recent Events" regarding changes in the Company's future obligations.

All of the Company's revenue is derived from domestic operations, so risk related to foreign currency exchange rates is considered minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Consolidated Financial
Statements on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information concerning directors and executive officers of the Company as of December 31, 2000.


             DIRECTORS AND EXECUTIVE OFFICERS TABLE

        NAME                   AGE           POSITION(S) WITH THE COMPANY
------------------------------------------------------------------------------
Richard D. Weinstein (2)        48      President, CEO and Secretary; Director
                                        and Chairman
Gary W. Douglass                50      Senior Vice President, Finance and
                                        Administration and CFO
Jerry W. Murphy                 43      President - DTI Network Services and
                                        Chief Technology Officer
Daniel A. Davis (5)             35      Vice President and General Counsel
Ronald G. Wasson                56      Director
Gregory J. Orman                32      Director
Richard S. Brownlee, III (3)    55      Director
Kenneth V. Hager (1)            50      Director

-------------------------

(1)  Member of Compensation Committee
(2) Resigned as President, CEO, Secretary and Chairman on February 8, 2001 as a result of the purchase of 30.7% of the fully diluted shares from Mr. Weinstein by KLTT - refer to Item 1 - "Business - Recent Events"
(3) Resigned as Director on February 8, 2001 as a result of the change in control - refer to Item 1 - "Business - Recent Events"
(4) Messrs. Andrew V. Johnson, member of the compensation committee, MarkSchroeder, Vice President of KLT, Inc., and Mr.
     Paul Pierron, President and CEO of DTI, have subsequently been added as directors to the Board in March and April, 2001.
(5)  Mr. Davis became Secretary in February 2001.


         BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

RICHARD D. WEINSTEIN the founder of the Company was President, CEO and Secretary until February 8, 2001 at which time, as a result of the purchase of 30.7% of the fully diluted shares from Mr. Weinstein by KLTT (see Item 1 - "Business - Recent Events"), Mr. Weinstein was replaced by Paul Pierron, the new CEO. Mr. Weinstein now serves soley as a Director of the Company.

GARY W. DOUGLASS became our Senior Vice President, Finance and Administration and Chief Financial Officer, in July 1998. From February 8, 2001,Mr. Douglass served in the interim capacity as President and CEO until the appointment of Mr. Paul Pierron in April 2001. From March 1995 to December 1997, Mr. Douglass was Executive Vice President and Chief Financial Officer of Roosevelt Financial Group, Inc., a publicly held banking corporation that merged with Mercantile Bancorporation Inc. in July 1997. Prior to joining Roosevelt Financial, Mr. Douglass was a partner with Deloitte & Touche LLP, where he was in charge of the accounting and auditing function and financial institution practice of the firm's St. Louis office.

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

DANIEL A. DAVIS our Vice President and General Counsel, joined us in June 1998 from the law firm of Bryan Cave LLP. At Bryan Cave, Mr. Davis practiced in the corporate transactions and corporate finance groups, representing primarily telecommunications and other technology based companies. Mr. Davis specialized in mergers and acquisitions, public offerings, financings and federal securities law. Mr. Davis received a B.A, from the University of Illinois and a J.D. from St. Louis University School of Law, cum laude.

RONALD G. WASSON has been one of our directors since March 1997. He currently serves as Chairman of the Board of KLT Inc., a wholly-owned subsidiary of KCP&L. He was President of KLT Telecom Inc., a wholly-owned subsidiary of KLT Inc. (together "KLT") from 1995 through 2000. Mr. Wasson joined KCP&L in 1966 as Power Sales Engineer and held various positions in marketing, engineering, corporate planning and economic controls until 1977. After working briefly for R.W. Beck and Associates as a Principal Engineer, he rejoined KCP&L in 1979 in the Operational Analysis and Development Department as a Management Analyst. In 1980, he was appointed Manager of Fossil Fuels, became Vice President of Purchasing in 1983, Vice President of Administrative Services in 1986 and Senior Vice President of Administration and Technical Services in 1991. Effective January 1995, he transferred to KLT as Executive Vice President, and was named President in November 1996, a position he held until he was named Chairman of the Board of KLT Inc. Mr. Wasson transferred back to KCP&L in 2000 as Executive Vice President, and retired from KCP&L on April 30, 2001.

GREGORY J. ORMAN has been one of our directors since February 2000. Mr. Orman currently serves as CEO, President and Director of KLT which position he has held since January 2000. Mr. Orman started with KLT in November 1996 as President of KLT Energy Services Inc. which position he held through 2000. Mr. Orman is also a director for Bracknell, Inc. Mr. Orman has held positions as Chairman of the Board of Nationwide Electric from September 1997 to September 1999 and CEO and President of Custom Energy, LLC form January 1997 to July 1999. Prior to these positions he was Chairman and CEO of Environmental Lighting Concepts, a company he co-founded in 1992 and sold to KLT in 1996. Mr. Orman graduated from Princeton University and began his career at McKinsey & Company, an international management consulting firm.

RICHARD S. BROWNLEE, III had been one of our directors since December 1998. Mr. Brownlee is currently a partner at Hendren and Andrae, LLC whose practice is primarily devoted to matters dealing with governmental, civil and environmental litigation.
He has a regular administrative practice before the State of Missouri Public Service Commission, Department of Insurance and Department of Natural Resources. In addition, he has served as principal counsel in the certification process of over 50 interexchange carriers and currently services as counsel on certain regulatory matters of the Company. He also serves as Missouri counsel for the Williams Companies of Tulsa, Oklahoma. As a result of as a result of the purchase of 30.7% of the fully diluted shares form Mr. Weinstein by KLTT noted in Item 1 - "Business - Recent Events" Mr. Brownlee tendered his resignation as a DTI director.

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

As of April 2001 three new directors have been appointed to the board including Messrs. Andrew V. Johnson, Mark Schroeder, Vice
President of KLT, Inc. and Mr. Paul Pierron, President and CEO of
DTI.

ANDREW V. JOHNSON retired as President of Fingerhut's E-Commerce business. Prior to serving as President of Fingerhut's E-
Commerce business Mr. Johnson served in the role of Senior Vice
President of Marketing and Senior Vice President of Business
Development at Fingerhut.

MARK SCHROEDER joined KLT Inc. in May 2000 and has overall responsibility for corporate development. Prior to joining KLT, Mr. Schroeder was President of Environmental Lighting Concepts, Inc. ("ELC"), a company that he co-founded in 1992. ELC marketed and installed energy efficient lighting to commercial and industrial customers. At ELC, Mr. Schroeder was responsible for operations, sales management, and marketing. ELC merged with PSS, another energy services company to form Custom Energy LLC in 1997. After the merger, Mr. Schroeder served as Chief Financial Officer and Chief Operating Officer.

PAUL PIERRON was appointed President and CEO of DTI in April 2001. From January 2000 to March 2001, Mr. Pierron was Vice President - Sales of New Edge Networks in Vancouver, WA responsible for all sales and support personnel for Digital Local Exchange Company ("DLEC") in 60 markets in the West, Central and Southeast markets. Prior to joining New Edge Networks, Mr. Pierron was Vice President - Sales of Gabriel Communications, Inc. in St. Louis, MO. from January 1999 to January 2000. He was responsible for all sales and operations support for 3rd generation CLEC (14 markets) and establishing distribution presence in Tier 1-3 markets. Mr. Pierron has also held various sales management positions with Sprint PCS, AirTouch Teletrac and Southwestern Bell over his 23 years of experience.

The Board of Directors has a Compensation Committee comprised of Messrs. Andrew V. Johnson and Kenneth Hager.

A Shareholders' Agreement provides for a Board of Directors consisting of the number of directors determined from time to time by KLTT. Mr. Weinstein has the right to designate one director (who may either be Mr. Weinstein or his designee) and KLT has the right to designate the remaining directors. The current directors have been elected to serve until the expiration of the term to which they have been elected and until their respective successors are elected and qualified or until the earlier of their death, resignation or removal.

All directors are reimbursed for expenses incurred in connection with attending Board and committee meetings. We have also granted options to purchase 150,000 shares under the Plan to each of Messrs. Hager and formerly Brownlee, non-affiliated directors, however, Mr Brownlee's options expired in April 2001 sixty days after having left the board.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded, earned or paid during each of the three years ended June 30, 2000 to our: (i) Chief Executive Officer and (ii) the four most highly compensated executive officers, (collectively, the "Named Executive Officers").

                    SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM COMPENSATION
                                                                              ----------------------
                                 ANNUAL COMPENSATION       OTHER ANNUAL     RESTRICTED     SECURITIES   ALL OTHER
   PRINCIPAL                   -----------------------     COMPENSATION       STOCK        UNDERLYING  COMPENSATION
   POSITION             YEAR   SALARY($)      BONUS             ($)         AWARDS($)      OPTIONS(#)      ($)
----------------        ----   ---------   ------------    ------------     ---------      ----------  ------------
Richard D.              2000    155,769         -               -               -               -       280,300(1)
Weinstein,              1999    150,000         -               -               -               -        85,098(1)
  President,            1998    150,000         -               -               -               -        83,234(1)
  Chief
  Executive
  Officer and
  Secretary (8)

H.P. Scott,             2000      55,000        -               -               -               -       280,800(2)
  Senior Vice           1999     168,350        -               -               -               -       169,600(2)
  President             1998      28,800    $100,000            -               -               -          -

Gary W. Douglass,       2000    207,692       50,000            -               -               -       105,642(2)(6)
  Senior VP,            1999    192,308       66,667            -           $200,000(3)      200,000(4)    -
  Finance and           1998       -            -               -               -               -          -
  Administration
  and Chief
  Financial
  Officer

Jerry W. Murphy         2000    186,058       15,000            -               -               -          -
  President -           1999    170,385       83,333            -               -            300,000(5)  12,297(6)
  DTI Network           1998      5,538         -               -               -               -          -
  Services and
  Chief
  Technology
  Officer

Daniel A. Davis,        2000    151,422       45,000            -               -               -       100,000(2)
  VP and General        1999    127,308       45,000            -               -            150,000(5)    -
  Counsel               1998     23,846         -               -               -               -          -

____________


(1) Amount represents rent paid for our POP and switch facility site in St. Louis, equipment sold to the Company and other fringe benefits.
(2) Amount reflects payment of sales and business development awards.
(3) Represents the dollar value (net of consideration to be paid by Mr. Douglass) for 200,000 shares of restricted stock, which represents the aggregate value and number of shares of restricted stock held by Mr. Douglass. The shares vest in an amount of one-third each year on the three anniversary dates of grant, beginning on July 9, 1999. Mr. Douglass received a tax gross-up for taxes due related to this restricted stock award.
(4) Shares of common stock underlying stock options awarded under the Stock Option Plan. Mr. Douglass also has a put feature that will allow him to put these shares to us at a price of $12.16 per share. Additionally, Mr. Douglass will receive a tax gross-up for taxes due related to this award.
(5) Shares of common stock underlying stock options awarded under the Stock Option Plan.
(6)  Represents reimbursed relocation expenses or other fringe benefits.
(7)  Resigned in April 2000.
(8)  Resigned in February 2001


             OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

There were no stock option grants to the five most highly compensated officers during the six-month period ended December 31, 2000 under the Stock Option Plan.

              EMPLOYMENT AND CONSULTING AGREEMENTS

WEINSTEIN EMPLOYMENT AGREEMENT

As a condition of KLT's initial investment into DTI, we and Mr. Weinstein entered into an employment agreement (the "Weinstein Employment Agreement"), which provides that Mr. Weinstein would serve as our President and CEO and in such other capacities as
the Board may determine.   The Agreement expired on January 1,
2000 and pursuant to the purchase of 30.7 percent of the fully diluted shares purchased from him by KLTT (see Item 1 - "Business
- Recent Events") Mr. Weinstein is no longer an officer of the Company. Mr. Weinstein now serves soley as a Director of the Company.

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

SCOTT CONSULTING AGREEMENT

In April 1999, the Company and Mr. H.P. Scott entered into a new consulting agreement (the "Scott Agreement"), which provided that Mr. Scott would serve as a Senior Vice President of the Company for a term of one year, providing such consulting services as the Company requests, in the areas of carrier's carrier sales, fiber swaps and any other services as mutually agreed. Mr. Scott retired in 2000 and is no longer working on the Company's behalf.

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

                      INCENTIVE AWARD PLAN

Our 1997 Long-Term Incentive Award Plan (the "Plan") was adopted by our Board of Directors in December 1997. A total of 3,000,000 shares of our Common Stock have been reserved for issuance under the Plan. As of March 31, 2001, we have granted or are obligated to grant options to purchase an aggregate of 960,000 shares of Common Stock to certain of our key employees at an exercise price equal to the fair market value of the Common Stock on the applicable date of grant. We have also granted options to purchase 150,000 shares of Common Stock to our non-affiliated director (i.e., Mr. Hager) at an exercise price equal to the fair market value of the Common Stock on the date of grant. We are also obligated to issue 200,000 shares of restricted stock to an executive officer under the Plan. No other options or other awards are outstanding under the Plan. The Plan will terminate in December 2007, unless sooner terminated by the Board of Directors.

In March 2001, the Company established the 2001 Stock Option Plan ("2001 Plan"). A total of 6,000,000 shares of our Common Stock have been reserved for issuance under the Plan. Pursuant to this 2001 Plan the Company has currently granted or became obligated to grant options to purchase an aggregate of 2,063,500 shares of our Common Stock to certain of our employees at an exercise price of $1.50 per share. Shares underlying options granted under the 2001 Plan entitle each optionee, upon exercise of the options, only to receive cash in lieu of shares in an amount equal to the spread between the fair market of the shares and the exercise price in the event that such exercise would either (i) cause the Company to cease being a member of the affiliated group with KLTT for federal income tax purposes, or (ii) cause a change of control as defined in the Indenture, as amended, for the Senior Discount Notes.

Both the Plan and 2001 Plan (together the "Plans") provide for grants of "incentive stock options," within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended, to employees (including employee directors) and grants of nonqualified options to employees and directors. Both Plans also allow for the grant of stock appreciation rights, restricted shares and performance shares to employees. The Plans are administered by a committee designated by the Board of Directors. Messrs. Wasson and Weinstein comprised the committee as of December 31, 2000 but have subsequently been replaced by Messrs. Andrew V. Johnson and Kenneth V. Hager. The exercise price of incentive stock options granted under the Plans must not be less than the fair market value of the Common Stock on the date of grant. With respect to any optionee who owns stock representing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive stock option must be equal to at least 110% of the fair market value of the Common Stock on the date of grant, and the term of the option must not exceed five years. The terms of all other options may not exceed ten years. To the extent that the aggregate fair market value of Common Stock (determined as of the date of the option grant) for options which would otherwise be incentive stock options may for the first time become exercisable by any individual in any calendar year exceeds $100,000, such options shall be nonqualified stock options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the outstanding Common Stock of DTI as of March 31, 2001 by each person or entity who is known by us to beneficially own 5% or more of the Common Stock, which includes our former President, CEO and current director, each of our directors and all of our directors and executive officers as a group.

                                      Number Of Shares      Percent Of
                                        Beneficially       Common Stock
Name Of Beneficial Owner                   Owned          Outstanding (a)
--------------------------------      ----------------    ----------------
Richard D. Weinstein                     9,906,064              15%
8112 Maryland Avenue, 4th Floor
St. Louis, Missouri 63105

KLT Telecom Inc.(b)                     53,831,689              82%
10740 Nall, Suite 230
Overland Park, KS 66211

Ronald G. Wasson(b)                     53,831,689              82%
Gregory J. Orman(b)                     53,831,689              82%
Richard S. Brownlee, III                    --                  --
Kenneth V. Hager                            --                  --
                                      ----------------    ----------------
Directors and executive officers
   as a group (7 persons)               63,737,753              97%

-------------------------             ----------------    ----------------
                                      ----------------    ----------------

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 31, 1996, Mr. Weinstein, Mr. Weinstein's wife and we formalized a lease with respect to our POP and switch facility site in St. Louis (the "Lease Agreement"). The lease pertains to 10,000 of the 14,400 square feet available in such building and provides for monthly lease payments of $6,250. The lease is currently running on a month-to-month basis. The Company believes that the terms of the current Lease Agreement are comparable to those that would be available to an unaffiliated entity on the basis of an arm's-length negotiation. Effective with the purchase of stock from Mr. Weinstein described earlier in
Item 1 - "Business - Recent Events" this building was acquired by KLTT from Mr. Weinstein. As a result of this transaction the Company is now leasing its POP and switch facility from KLTT under the same terms and conditions.

On December 29, 1999, the Company and Mr. Weinstein entered into an agreement whereby for the sum of $201,200 the Company purchased from Mr. Weinstein equipment used by the Company in its operations.

Effective July 1996, we formed a joint venture with KLT to develop, construct and operate a network in the Kansas City metropolitan area, using in part the electrical duct system and certain other real estate owned by KCP&L and licensed to the joint venture. In March 1997, KLT became a strategic investor in DTI when it entered into an agreement with DTI (the "KLT Agreement") pursuant to which KLT committed to make an equity investment of up to $45.0 million in preferred stock of the Company. As of December 31, 1997 there were 18,500 shares of Series A Preferred Stock outstanding to KLT with the remaining 11,500 shares of Series A Preferred Stock to be issued as additional capital as required by the Company upon twenty days notice by DTI to KLT and verification by KLT as to the use of the monies pursuant to the terms of the Stock Purchase Agreement. In September and October 1997, DTI issued the remaining 11,500 shares of Series A Preferred Stock to KLT for aggregate cash payments of approximately $17.3 million. See Note 5 of the notes to the consolidated financial statements. Each share of Series A Preferred Stock of the Company is entitled to the number of votes equal to the number of shares into which such share of Series A Preferred Stock is convertible with respect to any and all matters presented to the stockholders of the Company for their action or consideration. Except for any amendments affecting the rights and obligations of holders of Series A Preferred Stock, with respect to which such holders vote separately as a class, or as otherwise provided by law, holders of Series A Preferred Stock vote together with the holders of the Common Stock as a single class. Pursuant to the KLT Agreement, KLT has the right of first offer concerning energy services rights and contracts involving DTI. In connection with the issuance of the Series A Preferred Stock, Mr. Weinstein had guaranteed to KLT the performance by the Company of its obligations under the KLT Agreement, including without limitation, representations and warranties under such agreement. Mr. Weinstein had pledged his Common Stock to secure such guarantee. Such obligations to KLT were subordinated to Mr. Weinstein's obligations to hold the Company and KLT harmless for any losses resulting from judgments and awards rendered against Digital Teleport or the Company in the matter of Alfred H. Frank
v. Richard D. Weinstein and Digital Teleport, Inc. See Item 3 - "Legal Proceedings." Mr. Weinstein had pledged his shares of Common Stock to KLT, which had agreed to reimburse the Company and Digital Teleport for losses incurred by them in connection with the Frank litigation to the extent of any proceeds KLT receives from Weinstein pursuant to such pledge, less KLT's costs in pursuing such claim against Weinstein. KLT had also agreed to bear one-half of any such losses. As a result of the settlement of the Frank litigation in June 1999 the guaranty and stock pledge agreements were terminated. A new loan and security agreement was entered into in June 1999 with Mr. Weinstein for $1,450,000 which was collateralized by 1,500,000 shares of Mr. Weinstein's common stock in the Company. As a result of the purchase of stock from Mr. Weinstein described in Item 1 - "Business - Recent Events" this loan was repaid and the Company has entered into new borrowing arrangements with KLTT.

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

                              DTI HOLDINGS, INC.

                              BY:  /S/ GARY W. DOUGLASS
                                   Gary W. Douglass
                                   Senior Vice President, Finance and
                                   Administration and Chief Financial
                                   Officer (principal financial
                                   and accounting officer)
May 11, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                                   Date

/S/PAUL PIERRON         President and Chief Executive Officer,  May 11, 2001
Paul Pierron            (Principal Executive Officer)

/S/GARY W. DOUGLASS     Senior Vice President, Finance and      May 11, 2001
Gary W. Douglass        Administration and Chief Financial
                        Officer (Principal Financial and
                        Accounting Officer)

/S/RONALD G. WASSON     Director                                May 11, 2001
Ronald G. Wasson

/S/GREGORY J. ORMAN     Director                                May 11, 2001
Gregory J. Orman


/S/ANDREW JOHNSON       Director                                May 11, 2001
Andrew Johnson

/S/KENNETH V. HAGER     Director                                May 11, 2001
Kenneth V. Hager

/S/MARK SCHROEDER       Director                                May 11, 2001
Mark Schroeder

/S/RICHARD D. WEINSTEIN Director                                May 11, 2001
Richard D. Weinstein

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DTI HOLDINGS, INC. AND SUBSIDIARIES
AUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                PAGE

Independent Auditors' Report                                    F-2

Consolidated Balance Sheets as of June 30, 2000 and             F-3
December 31, 2000

Consolidated Statements of Operations for the years ended       F-4
June 30,  1998, 1999, 2000 and six-month period ended
December 31, 2000

Consolidated Statements of Stockholders' Equity (Deficit)       F-5
for the years ended June 30, 1998, 1999, 2000 and six-month period ended December 31, 2000

Consolidated Statements of Cash Flows for the years ended       F-6
June 30, 1998, 1999, 2000 and six-month period ended
December 31, 2000

Notes to Consolidated Financial Statements                      F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of DTI Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of DTI Holdings, Inc., and subsidiaries (the "Company") as of June 30, 2000 and December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2000 and the six-month period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and December 31, 2000 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000 and the six-month period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                /s/ DELOITTE & TOUCHE, LLP

St. Louis, Missouri
April 16, 2001

DTI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 2000
                                                      June 30,   December 31,
                                                       2000           2000
Assets                                                 ----           ----

Current assets:
  Cash and cash equivalents                      $  32,841,453 $   10,639,366
  Trade accounts receivable                            451,467        626,091
  Other receivables                                 13,271,495              -
  Prepaid and other current assets                     752,518      1,550,789
                                                 -------------  -------------
       Total current assets                         47,316,933     12,816,246
Network and equipment, net                         317,103,473    361,314,245
Deferred financing costs, net                        7,042,054      6,020,632
Prepaid fiber usage rights and fees                  2,929,639        349,628
Other assets                                           429,903        626,637
                                                 -------------  -------------
       Total                                     $ 374,822,002 $  381,127,388
                                                 =============  =============
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                               $  10,248,286 $   23,566,886
  Senior discount notes, net of unamortized
     underwriter's discount of $0 and
      $2,634,050, respectively                               -    191,376,908
  IRU payable                                                -      7,093,000
  Vendor financing                                   5,876,638      5,836,766
  Taxes payable                                      2,490,589      2,311,584
  Other current liabilities                          1,548,819      3,919,650
                                                 -------------  -------------
       Total current liabilities                    20,164,332    234,104,794
Senior discount notes, net of unamortized
   underwriter's discount of $6,183,209
   and $2,593,278, respectively                    356,712,668    188,414,535
Deferred revenues                                   41,917,427     41,148,937
Vendor financing                                     3,843,158      2,100,030
Other liabilities                                    1,600,024              -
                                                 -------------  -------------
       Total liabilities                           424,237,609    465,768,296
                                                 -------------  -------------
Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 20,000,000
    shares authorized, no shares issued and
    outstanding                                              -              -
  Convertible series A preferred stock, $.01 par
     value,(aggregate liquidation preference of
     $45,000,000) 30,000 shares authorized,
     issued and outstanding                                300            300
  Common stock, $.01 par value, 100,000,000
     shares authorized, 30,000,000 shares issued
     and outstanding                                   300,000        300,000
  Additional paid-in capital                        44,213,063     44,213,063
  Common stock warrants                             10,421,336     10,421,336
  Loan to stockholder                               (1,539,582)    (1,593,122)
  Unearned compensation                                (36,370)       (18,190)
  Accumulated deficit                             (102,774,354)  (137,964,295)
                                                 -------------  -------------
           Total stockholders' equity (deficit)    (49,415,607)   (84,640,908)
                                                 -------------  -------------
Total                                            $ 374,822,002  $ 381,127,388
                                                 =============  =============
See notes to consolidated financial statements.


DTI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1998, 1999, 2000 AND THE SIX-MONTH PERIOD
ENDED DECEMBER 31, 2000

                                                                                          Six-Month Periods
                                            Years Ended June 30,                          Ended December 31,
                               -----------------------------------------------      -----------------------------
                               1998             1999              2000              1999             2000
                               ----             ----              ----              ----             ----
REVENUES:                                                                            (Unaudited)
Telecommunications services:
  Carrier's carrier services   $  3,075,527     $   6,783,571    $   8,729,789      $  4,036,556     $  5,817,339
  End-user services                 467,244           425,812          255,745           105,477          273,243
                               ------------     -------------    -------------      ------------     ------------
     Total revenues               3,542,771         7,209,383        8,985,534         4,142,033        6,090,582
                               ------------     -------------    -------------      ------------     ------------
OPERATING EXPENSES:
  Telecommunications services     2,294,181         6,307,678       11,977,936         5,879,452        8,542,774
  Write-off of prepaid
     fiber usage rights                   -                 -                -                 -        1,976,000
  Selling, general and
     administrative               3,668,540         5,744,417        5,306,526         2,543,975        2,702,499
  Depreciation and amortization   2,030,789         4,653,536       13,922,515         6,720,112        8,445,284
                               ------------     -------------    -------------      ------------     ------------
     Total operating expenses     7,993,510        16,705,631       31,206,977        15,143,539       21,666,557
                               ------------     -------------    -------------      ------------     ------------
     Loss from operations        (4,450,739)       (9,496,248)     (22,221,443)      (11,001,506)     (15,575,975)
                               ------------     -------------    -------------      ------------     ------------

OTHER INCOME (EXPENSES):
  Interest income                 5,063,655        10,724,139        3,976,727         2,459,711          904,324
  Interest expense              (12,055,428)      (31,494,138)     (36,802,483)      (18,183,286)     (20,518,290)

  Litigation settlement                   -        (1,450,000)               -                 -                -
     Total other income
        (expenses)             ------------     -------------    -------------      ------------     ------------
                                 (6,991,773)      (22,219,999)     (32,825,756)      (15,723,575)     (19,613,966)
                               ------------     -------------    -------------      ------------     ------------
     Loss before income taxes   (11,442,512)      (31,716,247)     (55,047,199)      (26,725,081)     (35,189,941)

INCOME TAX BENEFIT/(PROVISON)     2,020,000        (1,000,000)      (2,234,331)                -                -
                               ------------     -------------    -------------      ------------     ------------
NET LOSS                       $ (9,422,512      $(32,716,247)   $ (57,281,530)     $(26,725,081)    $(35,189,941)
                               ===========      =============    =============      ============     ============

See notes to consolidated financial statements.



DTI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED JUNE 30, 1998, 1999, 2000 AND THE SIX-MONTH PERIOD
ENDED DECEMBER 31, 2000

                                                                                        Six-Month
                                         Years Ended June 30,                  Periods Ended December 31,
                                  ----------------------------------------     ---------------------------
                                  1998          1999           2000            1999          2000
                                                                               (Unaudited)
----------------------------------------------------------------------------------------------------------
Preferred stock:
Balance at beginning of
   period                         $          -  $           -  $            -  $          -  $           -
----------------------------------------------------------------------------------------------------------
Balance at end of period                     -              -               -             -              -
----------------------------------------------------------------------------------------------------------

Convertible series A
   preferred stock:
Balance at beginning of period               -            300             300           300            300
Reclassification of redeemable
   convertible stock to
   convertible series A
   preferred stock and
   reversal of related
   accretion                               300              -               -             -              -
----------------------------------------------------------------------------------------------------------
Balance at end of period                   300            300             300           300            300
----------------------------------------------------------------------------------------------------------

Common stock:
Balance at beginning of period         300,000        300,000         300,000       300,000        300,000
----------------------------------------------------------------------------------------------------------
Balance at end of period               300,000        300,000         300,000       300,000        300,000
----------------------------------------------------------------------------------------------------------

Additional paid-in capital:
Balance at beginning of period               -     44,013,063      44,213,063    44,213,063     44,213,063
Reclassification of redeemable
   convertible stock to convertible
   series A preferred stock and
   reversal of related accretion    44,283,033              -               -             -              -
Reclassification to additional
   paid-in capital of charge to
   accumulated deficit to effect
   of stock splits                    (269,970)             -               -             -              -
Allocation of restricted stock               -        200,000               -             -              -
----------------------------------------------------------------------------------------------------------
Balance at end of period            44,013,063     44,213,063      44,213,063    44,213,063     44,213,063
----------------------------------------------------------------------------------------------------------

Common stock warrants:
Balance at beginning of period         450,000     10,421,336      10,421,336    10,421,336     10,421,336
Allocation of proceeds from
senior discount notes offering
to related warrants                  9,971,336              -               -             -              -
----------------------------------------------------------------------------------------------------------
Balance at end of period            10,421,336     10,421,336      10,421,336    10,421,336     10,421,336
----------------------------------------------------------------------------------------------------------

Loan to stockholder:
Balance at beginning of period               -             -     (1,450,000)    (1,450,000)    (1,539,582)
Issuance of loan to stockholder              -    (1,450,000)             -              -              -
Interest on loan to stockholder              -             -        (89,582)       (36,041)       (53,540)
----------------------------------------------------------------------------------------------------------
Balance at end of period                     -    (1,450,000)    (1,539,582)    (1,486,041)    (1,593,122)
----------------------------------------------------------------------------------------------------------

Unearned compensation:
Balance at beginning of period               -             -        (72,730)       (72,730)       (36,370)
Issuance of restricted stock                 -      (200,000)             -              -              -
Amortization of unearned
   compensation                              -       127,270         36,360         18,180         18,180
----------------------------------------------------------------------------------------------------------
Balance at end of year                       -       (72,730)       (36,370)       (54,550)       (18,190)
----------------------------------------------------------------------------------------------------------

Accumulated deficit:
Balance at beginning of period      (5,479,867)  (12,776,577)   (45,492,824)   (45,492,824)  (102,774,354)
Accretion of redeemable
   convertible preferred stock
   to redemption price              (4,985,442)            -              -              -              -
Reclassification of redeemable
   convertible stock to
   convertible series A
   preferred stock and reversal
   of related accretion              6,841,274             -              -              -              -
Reclassification to additional
   paid-in capital of charge
   to accumulated deficit to
   effect of stock splits              269,970             -              -              -              -
Net loss for the period             (9,422,512)  (32,716,247)   (57,281,530)   (26,725,081)   (35,189,941)
----------------------------------------------------------------------------------------------------------
Balance at end of period           (12,776,577)  (45,492,824)  (102,774,354)   (72,217,905)  (137,964,295)
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Total stockholder's
equity (deficit)                  $ 41,958,122  $  7,919,145  $ (49,415,607)  $(18,823,797) $ (84,640,908)
----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.



DTI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998, 1999, 2000 AND SIX-MONTH PERIOD ENDED
DECEMBER 31, 2000

                                                                                                      Six-Month Periods
                                                           Years Ended June 30,                       Ended December 31,
                                                 1998             1999             2000             1999              2000
                                                                                                (Unaudited)
Cash flows from operating activities:
  Net loss                                 $  (9,422,512)   $ (32,716,247)    $ (57,281,530)   $ (26,725,081)    $ (35,189,941)
  Adjustments to reconcile net loss to
     cash provided by
     operating activities:
       Depreciation and amortization           2,030,789        4,653,536        13,922,515        6,720,112         8,445,284
       Accretion of senior discount notes     11,355,675       29,638,899        34,286,809       17,054,536        19,073,263
       Amortization of deferred
          financing costs                        509,869        1,657,870         1,853,811          896,754         1,021,422
       Deferred income taxes                  (2,020,000)               -         3,234,331                -                 -
       Amortization of prepaid fiber
          usage rights and fees                        -          886,933         2,343,708        1,171,855         2,580,010
       Other                                           -          323,721           607,180          212,948           276,677
       Changes in assets and liabilities:
          Accounts receivable                   (342,344)         240,240          (190,095)        (114,064)         (174,624)
          Other assets                          (164,861)      (6,339,381)      (14,002,957)        (766,799)       12,276,491
          Accounts payable                      (364,412)       4,839,555           686,313         (594,160)       13,318,600
          IRU payable                                  -                -                 -                -         7,093,000
          Other current liabilities               83,605        1,510,410           865,216          135,747           291,529
          Taxes payable                          907,564        1,310,013          (650,092)      (1,186,764)         (179,005)
          Deferred revenues                    7,134,584        5,455,518        19,647,421       12,510,198          (768,490)
                                           -------------    -------------     -------------    -------------     -------------
Net cash flows provided by operating
   activities                                  9,707,957       11,461,067         5,322,630        9,315,282        28,064,216
                                           -------------    -------------     -------------    -------------     -------------
Cash flows from investing activities:
  Increase in network and equipment          (44,952,682)    (128,367,335)     (102,456,285)     (68,300,340)      (48,650,544)
                                           -------------    -------------     -------------    -------------     -------------
Net cash used in investing activities        (44,952,682)    (128,367,335)     (102,456,285)     (68,300,340)      (48,650,544)
                                           -------------    -------------     -------------    -------------     -------------

Cash flows from financing activities:
  Proceeds from issuance of senior
     discount notes and
     attached warrants                       275,223,520                -                 -                -                 -
  Deferred financing costs                   (10,538,427)               -                 -                -                 -
  Proceeds from issuance of redeemable
     convertible preferred stock,
     including cash from contributed
     joint venture of $2,253,045 in 1997      17,250,000                -                 -                -                 -
  Deferred financing costs                             -         (525,177)                -                -                 -
  Payment of vendor financing                          -                -        (2,200,721)               -        (1,615,759)
  Loan to stockholder                                  -       (1,450,000)                -                -                 -
  Proceeds from credit facility                3,000,000                -                 -                -                 -
  Principal payments on credit facility       (3,000,000)               -                 -                -                 -
                                           -------------    -------------     -------------    -------------     -------------
Net cash provided by (used in)
   financing activities                      281,935,093       (1,975,177)       (2,200,721)               -        (1,615,759)
                                           -------------    -------------     -------------    -------------     -------------
Net increase (decrease) in cash and
   cash equivalents                          246,690,368     (118,881,445)      (99,334,376)     (58,985,058)      (22,202,087)

Cash and cash equivalents, beginning
   of period                                   4,366,906      251,057,274       132,175,829      132,175,829        32,841,453
                                           -------------    -------------     -------------    -------------     -------------
Cash and cash equivalents, end of period  $  251,057,274    $ 132,175,829     $  32,841,453    $  73,190,771     $  10,639,366
                                           =============    =============     =============    =============     =============
Supplemental cash flow statement
   information:
Non-cash investing and financing
   activities:
   Interest capitalized to fixed assets   $      848,000    $   7,582,420     $   7,748,681    $   3,304,607     $   4,005,512
                                           =============    =============     =============    =============     =============
   Fixed assets acquired through vendor
      financing                            $            -   $   4,401,441     $   7,351,835    $   3,072,027     $           -
                                           =============    =============     =============    =============     =============
   Allocation of restricted stock          $            -   $     200,000     $           -    $           -     $           -
                                           =============    =============     =============    =============     =============

See notes to consolidated financial statements.


DTI HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1999, 2000 AND THE SIX-MONTH PERIOD
ENDED DECEMBER 31, 2000

1. DESCRIPTION OF BUSINESS

DTI Holdings, Inc. (the "Company" or "DTI") was incorporated in December 1997 as part of the reorganization (the "Reorganization") of Digital Teleport, Inc., a wholly-owned subsidiary of DTI ("Digital Teleport"). Pursuant to the Reorganization, the outstanding shares of common and preferred stock of Digital Teleport were exchanged for the number of shares of common and preferred stock of DTI having the same relative rights and preferences as such exchanged shares. The Reorganization was required in connection with the establishment of a credit facility which was repaid with the net proceeds of the Senior Discount Notes issued in February 1998 (see Note 4). The business operations, name, charter, by-laws and board of directors of the Company are identical in all material respects to those of Digital Teleport, which did not change as a result of the Reorganization. Accordingly, the consolidated financial statements have been presented as if Digital Teleport had always been a wholly-owned subsidiary of DTI. DTI is a holding company and, as such, has no operations other than its ownership interest in its subsidiaries. DTI, in turn, effective February 8, 2001, as a result of a purchase of additional shares of the Company by KLT Telecom Inc. (KLTT), the telecommunications subsidiary of Kansas City Power & Light Company ("KCP&L") giving it total ownership in excess of eighty percent of the outstanding shares of stock, is now a subsidiary of KLTT (see Note 4).

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

At December 31, 2000, sales activities were primarily focused in the States of Missouri, Arkansas and Oklahoma providing interexchange end-user and carrier's carrier services. Carrier's carrier services are provided through wholesale network capacity agreements and indefeasible rights to use ("IRU") agreements. Wholesale network capacity agreements provide carriers with virtual circuits or bandwidth capacity on DTI's network for terms specified in the agreements, ranging from one to five years. The carrier customer in a wholesale network capacity agreement does not have exclusive use of any particular strand of fiber, but instead has the right to transmit along a virtual circuit or a certain amount of bandwidth along DTI's network. These agreements require the customer to pay for such capacity regardless of the level of usage, and generally require fixed monthly payments over the term of the agreement. In an IRU agreement the Company grants indefeasible rights to use specified strands of optical fiber (which are used exclusively by the carrier customer), while the carrier customer is responsible for providing the electronic equipment necessary to transmit communications along the fiber. IRUs generally require substantial advance payments and additional fixed annual maintenance payments over the terms of the agreements, which typically have a term of 20 years or longer. End-user services are telecommunications services provided to business and governmental end-users and typically require a combination of advanced payments and fixed monthly payments throughout the term of the agreement regardless of the level of usage. In all cases, title to the optical fiber is retained by the Company and the Company is generally obligated for all costs of ongoing maintenance and repairs, unless such repairs are necessitated by acts or omissions of the customer. Generally, the agreements may be terminated upon the mutual written consent of both parties; however, certain of the agreements may be terminated by the customer subject to acceleration of all payments due thereunder.

The development of our business and the installation and expansion of our network have required and will continue to require substantial capital. While we anticipate that our existing financial resources will be adequate to fund our current priorities and our existing capital commitments through the next twelve months, we expect to require significant additional capital in the future to fully complete the planned DTI network. We also may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions. Our ability to fund our required capital expenditures depends in part on:

     -    completing our network as scheduled;
     -    satisfying our existing fiber sale obligations;
     -    arranging planned financing facilities;
     -    completing planned asset sales; and
     -    increasing revenues and related cash flows.

There can be no assurance, however, that DTI will be successful in any of the above mentioned actions or plans in a timely basis or on terms that are acceptable to it and within the restriction of its existing financing arrangements, or at all.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of DTI and its wholly-owned subsidiaries, Digital Teleport, Inc. and Digital Teleport of Virginia, Inc. In September 1998 Digital Teleport of Virginia, Inc. was established in order to conduct business in the state of Virginia. All intercompany transactions and balances have been eliminated.

Effective December 31, 2000 the Company changed its fiscal year end from June 30 to December 31 in order to match that of its new parent company, KLT Telecom, Inc. (see Note 4).

REVENUES - The Company recognizes revenue under its various agreements as follows:

CARRIER'S CARRIER SERVICES:

  WHOLESALE NETWORK CAPACITY AGREEMENTS - Advance payments, one-time installation fees and fixed monthly service payments are recognized on a straight-line basis as revenue over the terms of the agreements, which represent the periods during which services are provided.

  IRU AGREEMENTS - These agreements are accounted for as operating leases. All revenues are deferred until specified route segments are completed and accepted by the customer. Advance payments are then recognized on a straight-line basis over the terms of the agreements. Fixed periodic maintenance payments are also recognized on a straight-line basis over the terms of the agreements as ongoing maintenance services are provided.

END-USER SERVICE AGREEMENTS - Advance payments and fixed monthly payments are recognized on a straight-line basis over the terms of the agreements, which represent the periods during which services are provided.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

NETWORK AND EQUIPMENT - Network and equipment are stated at cost. Costs of construction are capitalized, including interest costs on funds borrowed to finance the construction. Maintenance and repairs are charged to operations as incurred. Fiber optic cable plant includes primarily costs of cable, inner-duct and related installation charges. Fiber usage rights include the costs associated with obtaining the right to use fiber accepted under long-term IRU agreements. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

       Fiber optical cable plant        25 years
       Fiber usage rights               20 years
       Network buildings                15 years
       Leasehold improvements           10 years
       Fiber optic terminal equipment    8 years
       Furniture, office equipment       5 years
       and other

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

INCOME TAXES - The Company accounts for income taxes utilizing the asset/liability method, and deferred taxes are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. A valuation allowance will be recorded if the Company believes that it is likely that it will not generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences and net operating loss carryforwards prior to their expiration related to the net deferred tax asset.

DEFERRED FINANCING COSTS - Deferred financing costs are stated at cost and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

STOCK-BASED COMPENSATION - Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and is recognized over the service period. SFAS No. 123 generally allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company has elected to account for its stock-based compensation in accordance with the provisions of APB No. 25 and presents pro forma disclosures of net loss as if the fair value method had been adopted.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents and other short-term financial instruments approximate fair value because of the short-term maturity of these instruments. As of June 30, 2000 and December 31, 2000, the fair value of debt was $215.0 million and $187.2 million compared to its carrying value of $356.7 million and $379.8, respectively. The fair value of debt instruments as of June 30, 2000 and December 31, 2000 was determined based on quoted market prices. The recorded amounts for all other long-term debt of the Company approximates fair value. Additionally, in February, 2001, the Company repurchased 50.4 percent of its Senior Discount Notes (see Note 4).

NEW ACCOUNTING STANDARDS - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133") which requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. In June 1999, FASB delayed the effectiveness of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 as of July 1, 2000 did not have an impact on DTI's financial position or results of operations.

The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modifies the current practice of accounting for certain stock award agreements and was generally effective beginning July 1, 2000. There was no initial impact of this interpretation on DTI's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Among other things, SAB No. 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. There was no initial impact of this SAB on DTI's financial position or results of operations.

MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results may differ from those estimates.

CONCENTRATIONS OF RISK - The Company currently operates in the telecommunications industry within the States of Arkansas, Missouri and Oklahoma. See Note 7 regarding concentration of credit risk associated with deferred revenues and revenues. Additionally, the Company is dependent upon single or limited source suppliers for its fiber optic cable and for the electronic equipment used in its network.

3. NETWORK AND EQUIPMENT

  Network and equipment consists of the following as of June 30 and December 31:


                                              June 30, 2000  December 31, 2000
                                              -------------  -----------------
       Land                                  $      756,945   $      1,946,343
       Fiber optic cable plant                  154,775,867        190,704,018
       Fiber usage rights                       128,667,295        137,436,763
       Fiber optic terminal equipment            42,596,743         46,766,492
       Network buildings                          8,696,531         11,040,794
       Furniture, office equipment and other      2,846,165          3,101,193
       Leasehold improvements                       605,407            601,406
                                              -------------  -----------------
                                                338,944,953        391,597,009
       Less - accumulated depreciation           21,841,480         30,282,764
                                              -------------  -----------------
       Network and equipment, net              $317,103,473      $ 361,314,245
                                              =============  =================

At June 30 and December 31, 2000, fiber optic cable plant, fiber usage rights, fiber optic terminal equipment and network buildings include $75 million and $67 million of construction in progress, respectively, that was not in service and, accordingly, has not been depreciated.

On December 29, 1999, the Company and Mr. Weinstein, the founder, and former President and CEO of the Company, entered into an agreement whereby for the sum of $201,200 the Company purchased from Mr. Weinstein equipment used by the Company in its operations.

4.    Tender of Senior Discount Notes, Ownership Exceeding 80
Percent and Borrowing Arrangements

Senior Discount Notes - On February 23, 1998, the Company issued 506,000 Units consisting of $506.0 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes (effective interest rate 12.9%) due March 1, 2008 and warrants (the "Warrants") to purchase 3,926,560 shares of Common Stock, for which the Company received proceeds, net of underwriting discounts and expenses (deferred financing costs), of approximately $264.7 million. Of the $275.2 million gross proceeds from the issuance of the Units, $265.2 million was allocated to the Senior Discount Notes and $10.0 million was allocated to Warrants included in stockholders' equity, based on the fair market value of the Warrants as determined by the Company and the initial purchasers of the Units utilizing the Black-Scholes method. The Senior Discount Notes are senior unsecured obligations of the Company. The discount on the Senior Discount Notes accrues from the date of the issue until March 1, 2003 at which time cash interest on the Senior Discount Notes accrues at a rate of 12 1/2% per annum and is payable semi-annually in arrears on March 1 and September 1, commencing September 1, 2003.

The Senior Discount Notes contain certain covenants that restrict the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to incur certain indebtedness, pay dividends and make certain other restricted payments, create liens, permit other restrictions on dividends and other payments by Restricted Subsidiaries, issue and sell capital stock of its Restricted Subsidiaries, guarantee certain indebtedness, sell assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of the assets of the Company and make any investments in any Unrestricted Subsidiary (as defined in the Indenture). The issuance of the Senior Discount Notes does not constitute a "qualified public offering" within the meaning of the Company's Articles of Incorporation and, therefore, did not effect the conversion of the Series A Preferred Stock into common stock (see Note 5).

In the event of a "Change of Control" (as defined in the Indenture pursuant to which the Senior Discount Notes were issued), holders of the Senior Discount Notes may require the Company to offer to repurchase all outstanding Senior Discount Notes at a price equal to 101% of the accreted value thereof, plus accrued interest, if any, to the date of redemption. The Senior Discount Notes also contain certain covenants that restrict the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to incur certain indebtedness, pay dividends and make certain other restricted payments, create liens, permit other restrictions on dividends and other payments by Restricted Subsidiaries, issue and sell capital stock of its Restricted Subsidiaries, guarantee certain indebtedness, sell assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of the assets of the Company and make any investments in any Unrestricted Subsidiary (as defined in the Indenture). See discussion below regarding modifications to certain of these covenants.

On April 14, 1998, the Company filed a Registration Statement on Form S-4 (subsequently amended and registered) relating to an offer to exchange, under substantially similar terms, the Company's 12 1/2% Series B Senior Discount Notes due March 1, 2008 for its outstanding Senior Discount Notes (the "Exchange Offer").

Tender and Ownership Exceeding 80 Percent - On February 1, 2001, the Company purchased 50.4 percent of its Senior Discount Notes for a purchase price of $94.8 million pursuant to a tender offer.
KLTT provided a demand loan ("Demand Loan") to the Company of $94 million at an annual interest rate of 10% in order to complete this transaction. The Demand Loan received from KLTT is in the form of a demand note in which all principal and interest is due upon demand and is secured by a pledge of all the outstanding stock of Digital Teleport, Inc. and Digital Teleport of Virginia,
Inc. As a result of the purchase made pursuant to the completion of the tender offer the Company reduced the principal amount outstanding of its Senior Discount Notes, net of unamortized underwriter's discount, by approximately $193.5 million and Deferred Financing Costs by approximately $2.9 million. These reductions resulted in a net benefit to the Company of $95.6 million consisting of a net gain on early extinguishment of debt to the Company of $57.3 million and a tax benefit of $38.3 million as a result of an adjustment in the Company's deferred tax valuation allowance as of February 1, 2001. The purchase of the Senior Discount Notes also reduces the amount of cash interest that will be due with respect to the Senior Discount Notes by approximately $32 million annually starting in September 2003, when these payments begin, and replaced this interest with approximately $9.4 million in annual interest which will be payable in accordance with the Demand Loan or its eventual replacement financing. The consent solicitation made in connection with the tender offer authorized certain changes in the indenture associated with the Senior Discount Notes, including expanding the Company's allowable secured borrowings by an additional $194 million to a total of $294 million. These changes also permit the Demand Loan to be secured by the stock of the Company's subsidiaries and other financings to be secured by the assets of the Company and its subsidiaries.

On February 8, 2001, KLTT acquired an additional 30.7 percent of the fully diluted shares of the Company from Richard D. Weinstein, the former Chairman, President and CEO of the Company for $33.6 million in cash. An additional 5 percent of the fully diluted shares were purchased by KLTT through a tender offer for DTI's outstanding warrants issued in connection with the Senior Discount Notes and the purchase by KLTT of a separate warrant for 1 percent of the Company's common stock, that results in KLTT now owning 82.1 percent of DTI's fully diluted shares, excluding shares underlying stock options granted under the Company's 2001 Stock
Option Plan.

Under the purchase agreement, Mr. Weinstein has resigned as Chairman, President and CEO and will retain just over 15 percent of the fully diluted ownership and a seat on the DTI board. Paul Pierron was appointed the new President and CEO of the Company in April 2001. KLTT also acquired Mr. Weinstein's interest in the Company's St. Louis point-of-presence and switch facility, which now results in the Company making payments to KLTT for use of this facility. Additionally, as a part of the purchase agreement in February 2001, Mr. Weinstein repaid an outstanding loan to the Company in the amount of $1.6 million including interest, which had resulted from the settlement of certain litigation against the Company and Mr. Weinstein.

KLTT has also committed to provide or arrange (through guaranty or otherwise) a revolving credit facility to the Company, to be made in 2001 in the amount of $75 million, the proceeds of which would be used for operations and capital expenditures as set forth in a reasonable capital budget to be established by the Company's Board of Directors. Under that commitment KLTT has currently extended a demand revolving credit facility loan ("Revolving Credit Facility") of $35 million at 9.5% interest to the Company, and is working with the Company to arrange third-party financing in the form of a $100 million senior credit facility ("Senior Credit Facility") for the Company. DTI will use these combined sources of financing to complete the construction of the planned DTI network and meet other operating requirements.

Vendor Financing Agreement - On December 15, 1998, the Company entered into a vendor financing agreement with its fiber optic cable vendor allowing for deferred payment terms for one and two-year periods on qualifying cable purchases. This vendor financing expired in June 2000 and was not renewed. Therefore, all amounts due under this agreement will become payable between January 2001 and June 30, 2002.

5. Convertible Series A Preferred Stock

On December 31, 1996, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with KLT Inc. ("KLT"), a wholly-owned subsidiary of Kansas City Power & Light, to sell 30,000 shares of redeemable convertible preferred stock
(designated "Series A Preferred Stock") for $45,000,000.  Series
A Preferred Stock shareholders are entitled to one common vote for each share of common stock that would be issuable upon conversion of the Series A Preferred Stock. Each share of Series
A Preferred Stock is convertible into one thousand shares of common stock (the "Conversion Shares") under the terms of the Stock Purchase Agreement and is entitled to the number of votes equal to the number of Conversion Shares into which such shares of Series A Preferred Stock is convertible with respect to any and all matters presented to the shareholders of the Company for their action or consideration. The Series A Preferred Stock shares will automatically convert into common stock upon the sale of shares of common stock or debt securities of the Company in a "qualified public offering" within the meaning of the Company's Articles of Incorporation and subject to the satisfaction of certain net proceed dollar thresholds. Series A Preferred Stock shareholders rank senior to common shareholders in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company. Series A Preferred Stock shareholders are entitled to receive such dividends as would be declared and paid on each share of common stock.

In conjunction with the Stock Purchase Agreement, the Company entered into a Shareholders' Agreement whereby the Series A Preferred Stock shareholders will designate half of the directors of the Company's Board of Directors. On February 8, 2001, this Shareholders' Agreement was replaced by a new agreement, providing for the designation of all but one of the Company's directors by KLTT, with Mr. Weinstein having the right to designate one director.

On February 13, 1998, in connection with the Company's offering of Senior Discount Notes (See Note 4), the Company amended its Articles of Incorporation amending the terms of the Series A Preferred Stock such that the Series A Preferred Stock is no longer redeemable. The Series A Preferred Stock, as a result of such amendment, is classified with stockholders' equity subsequent to such date.

6. Equity Transactions

Warrant to KLTT -The Company has a warrant outstanding to KLTT representing the right to purchase 1% of the common stock of the Company for $0.01 per share which is exercisable at the option of the holder and expires in the year 2007.

Stock Based Compensation - The Company has a Long-Term Incentive Award Plan (the "Plan"). A total of 3,000,000 shares of common stock of the Company have been reserved for issuance under the Plan. The employees' options vest 100% ratably over three to five years from the date of grant, subject to certain acceleration events, and have a term of 10 years. The directors' options vest 25% per year beginning one year from the date of grant. The exercise prices per share of such options are based on fair market value as determined in good faith by the Board of Directors.

In March 2001, the Company established the 2001 Stock Option Plan
("2001 Plan").   A total of 6,000,000 shares of common stock of
the Company have been reserved for issuance under the 2001 Plan. The employees' options vest 100% ratably over three years from the date of grant, subject to certain acceleration events, and have a term of seven to ten years. As of April 2001 the Company granted or has become obligated to grant options to purchase an aggregate of 2,063,500 shares of our Common Stock to certain of our employees at an exercise price of $1.50 per share pursuant to the 2001 Plan. Shares underlying options granted under the 2001 Plan entitle each optionee, upon exercise of the options, only to receive cash in lieu of shares in an amount equal to the spread between the fair market of the shares and the exercise price in the event that such exercise would either (i) cause the Company to ceae being a member of the affiliated group with KLTT for federal income tax purposes, or (ii) cause a change of control as defined in the Indenture, as amended, for the Senior Discount Notes.

For purposes of the pro forma disclosures required by SFAS 123, the fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended June
30, 2000 and the six-month period ended December 31, 2000:
risk-free interest rate of 5.6%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .678; and a weighted-average expected life of the options of approximately 10 years. There were no options issued during the six-month period ended December 31, 2000. The weighted average grant date fair value of options granted during fiscal 2000 was $5.25.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows for the three years ended June 30, 1998, 1999 and 2000 and the six-month periods ended December 31:

                                                        Six-Month Periods
                         Years Ended June 30,           Ended December 31,
                  -----------------------------------------------------------
                     1998       1999        2000         1999        2000
                                                      (unaudited)
                     ----       ----        ----      -----------    ----
Loss applicable
  to common stock
  holders:
    As reported   $9,422,512 $32,716,247 $57,281,530  $26,725,081 $35,189,941
                  ========== =========== ===========  =========== ===========
    Pro Forma     $9,516,824 $34,728,351 $59,179,938  $27,674,285 $36,128,213
                  ========== =========== ===========  =========== ===========

A summary of the Company's stock option activity, and related information for the years ended June 30, 1999 and 2000 and six-month period ended December 31, 2000 is as follows:


                      Year Ended              Year Ended              Year Ended          Six-Month Period Ended
                     June 30, 1998           June 30, 1999           June 30, 2000         December 31, 2000
                  --------------------    --------------------    --------------------    --------------------
                              Weighted                Weighted                Weighted                Weighted
                              Average                 Average                 Average                 Average
                              Exercise                Exercise                Exercise                Exercise
                   Options      Price      Options      Price      Options      Price      Options      Price
                  ---------    -------    ---------    -------    ---------    -------    ---------    -------
Outstanding -
Beginning of year         -    $     -      575,000    $  4.54    1,325,000    $  6.20    1,260,000    $  6.18
Granted           1,175,000       2.99      950,000       6.66      110,000       6.66            -          -
Exercised                 -          -            -          -            -          -            -          -
Forfeited          (600,000)      1.50     (200,000)      3.62     (175,000)      6.66            -          -
                  ---------    -------    ---------    -------    ---------    -------    ---------    -------
Outstanding -
end of year         575,000    $  4.54    1,325,000    $  6.20    1,260,000    $  6.18    1,260,000    $  6.18
                  =========    =======    =========    =======    =========    =======    =========    =======
Exercisable -
end of year               -    $     -      202,500    $  5.91      600,000    $  6.15      795,000    $  6.15
                  =========    =======    =========    =======    =========    =======    =========    =======

The following table summarizes outstanding options at December 31, 2000 by price range:

                         Outstanding
-----------------------------------------------------------------------------
                                                          Weighted Average
Number of Options  Range of Exercise  Weighted Average  Remaining Contractual
                       Price           Exercise Price     Life of Options
-----------------  -----------------  ----------------  ---------------------
    150,000         $         2.60         $2.60               7.01
  1,110,000                   6.66          6.66               7.94
  ---------         --------------     --------------   ---------------------
  1,260,000         $2.60 to $6.66         $6.18               7.86
  =========         ==============     ==============   =====================

In December 1999, in conjunction with the execution of an officer's employment agreement in July of 1998, the Company granted the officer 200,000 shares of restricted stock. These shares do not carry voting rights and will vest over the three-year term of the employment agreement.

7. Customer Contracts

The Company enters into agreements with unrelated third parties whereby the Company will provide IRUs in multiple fibers along certain routes, wholesale network capacity agreements or end-user service agreements for a minimum purchase price paid in advance or over the life of the contract. These amounts are then recognized over the terms of the related agreements, which terms are typically 20 years or more, on a straight-line basis. The Company has various contracts related to IRUs that in some cases provide for advanced payments that can result in deferred revenue as detailed below and may include monthly maintenance, power and building payments. The Company also has various wholesale network capacity agreements and end-user contracts that provide for a combination of advance payments, which are detailed below, and monthly payments. The following schedule details the payments received or to be received over the life of the agreements under IRU, wholesale network capacity agreements and end-user service agreements and the components of deferred revenue at December 31, 2000:

                                                         December 31, 2000
                                                         -----------------
                                                       Wholesale
                                                        Network
                                                        Capacity      End-user
                                           IRUs        Agreements     Services         Total
                                           ----        ----------    ----------    ------------
Total contract amounts                 $132,500,305    $2,365,200    $9,473,039    $144,338,544
Less: future payments due under
  contracts                              93,877,035       741,440     2,630,000      97,248,475
                                       ------------    ----------    ----------    ------------
Total amounts collected/billed to date   38,623,270     1,623,760     6,843,039      47,090,069
Less: total amounts recognized as
  revenues to date                        5,050,184       262,500       628,448       5,941,132
                                       ------------    ----------    ----------    ------------
Deferred revenues                        33,573,086     1,361,260     6,214,591      41,148,937
Less: amounts to be recognized
  within 12 months                        1,763,425       118,260       139,844       2,021,529
                                       ------------    ----------    ----------    ------------
                                       $ 31,809,661    $1,243,000    $6,074,747    $ 39,127,408
                                       ============    ==========    ==========    ============

Future minimum rentals, maintenance, power and building payments due DTI over the next five years and thereafter under the IRU agreements accounted for as operating leases are generally as follows as of December 31, 2000:

           2001               $14,851,562
           2002                 6,864,488
           2003                 6,411,988
           2004                 5,851,988
           2005                 5,604,488
           Thereafter          54,292,521
                               ----------
           Total              $93,877,035
                               ==========

The future minimum rentals are also dependent on the satisfactory delivery of IRU's in accordance with the related IRU agreement. Any delay or default in delivery of fiber pursuant to the IRU agreement can have a material effect on the amount of future minimum rentals to be received (see discussion of certain IRU agreements below).

The total costs of fiber optic cable plant for the route segments completed to date are allocated to property subject to lease under IRU agreements based on the percentage of fiber strands under lease to total fiber count in the related route segments and amount to approximately $9 million at December 31, 2000. Recognition of these future payments is subject to completion of additional route segments that are in process or planned for construction under timelines established in the IRU agreements.

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

In November 1999, the Company entered into an IRU agreement with
Adelphia Business Solutions ("ABS") for over 4000 route miles on its network initially valued at between $27 to $42 million to DTI depending on the number of options for additional routes of fiber strands exercised by the parties.  ABS paid $10 million in
advance cash payments under the terms of the Agreement.  In
August 2000, ABS cancelled five routes or portions thereof, which will result in approximately $4.2 million in reduced future cash collections under the Agreement, plus the repayment to ABS of approximately $1.6 million previously paid to DTI by ABS, which was repaid in September 2000. In addition to providing for certain rights to cancel delivery of route segments not delivered to them by agreed upon dates, the Agreement also provides for monthly financial penalties for late deliveries. Subsequent to December 31 the Company reached an agreement with ABS to amend the Agreement between the parties. Under the terms of the Amendment, all penalties accruing to ABS as a result of the Company's failure to deliver routes by the contractual due dates ceased as of December 31, 2000.  In addition, the Amendment
allows ABS to terminate four additional routes or portions
thereof.   However, the Amendment does not allow further route
terminations if DTI delivers all remaining routes by September
30, 2001. The route cancellations will not require the repayment to ABS of any prepayments received by the Company for those cancelled routes. Those prepayments will be credited against amounts owed to the Company when the remaining routes are accepted by ABS. ABS will be allowed to defer all remaining route acceptances until January 2002, along with the payment of the remaining net approximately $9.6 million due to DTI. The amounts payable to DTI upon route delivery will accrue interest at 11% from the actual dates of delivery of the routes until their acceptance in January 2002, or their earlier acceptance at the option of ABS.

DTI has a swap agreement with a counter party under which both DTI and the counter party did not deliver their respective routes by the contracted due date. The counter party to the agreement has delivered both of its routes and DTI has delivered one of its two routes. As the counter party delivers their routes and DTI accept them DTI is required to make annual cash payments to them totaling approximately $1.4 million, plus quarterly building and maintenance fees, in advance of their making payments to DTI for its routes. Additionally, DTI may be required to accrue penalties for late delivery of $100,000 per route per month. DTI has received notice from the counter party that they intend to exercise their rights to cancel delivery of routes due them due to late delivery which would result in DTI not receiving approximately $1.3 million annually in lease payments over the twenty year term of the agreements plus quarterly maintenance, building space and other quarterly and annual payments due under the terms of the agreements. The Company believes that the counter party's notice of intent to terminate is subject to challenge and is in the process of reviewing its potential remedies under the contract.

DTI has a swap agreement with a counter party under which both DTI and the counter party did not deliver their respective routes by the contracted due date. DTI and the counter party are in the process of amending the agreement to provide for mid to late summer concurrent deliveries.

In another swap agreement, if DTI does not settle an obligation by providing the counter party with additional DTI fiber by December 31, 2001, DTI will be required to pay an additional $7 million in cash to the counter party.

An agreement dating back to October 1994, between AmerenUE and DTI requires DTI to construct a fiber optic network linking AmerenUE's 86 sites throughout the states of Missouri and Illinois in return for cash payments to DTI and the use of various rights-of-way including downtown St. Louis. As of March 31, 2001, DTI had completed approximately 77% of the sites required for AmerenUE and expect to complete all such construction by the end of calendar 2001. AmerenUE has set off against amounts payable to DTI up to $67,000 per month as damages and penalties under its contract with them due to DTI's failure to meet certain construction deadlines, and AmerenUE has reserved its rights to seek other remedies under the contract which could potentially include reclamation of the rights-of-way granted to DTI. DTI is behind schedule with respect to such contract. Upon completion and turn-up of services, AmerenUE is contractually required to pay DTI a remaining lump sum expected to be a net amount of approximately $1.7 million after penalties for their telecommunications services over DTI's network.

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

The Company has substantial business relationships with several large customers. Six customers accounted for 20%, 15%, 12%, 12%, 10% of deferred revenues at December 31, 2000. Additionally, three customers accounted for 46%, 20% and 10% of amounts to be received per the customer contracts referred to in the table above.

During the six-month period ended December 31, 2000, the Company's three largest customers accounted for 26%, 11% and 11% of revenues. During the year ended June 30 2000, the Company's three largest customers accounted for 44%, 14% and 10% of telecommunications services revenue. During the year ended June 30, 1999, the Company's two largest customers accounted for 60% and 18% of revenues. During year ended June 30, 1998, the Company's three largest customers accounted for 44%, 11% and 10% of revenues.

8. Income Taxes

The actual income tax benefit (provision) for the years ended June 30, 1998, 1999 and 2000 and the six-month periods ended December 31, 1999 and 2000 differs from the "expected" income taxes, computed by applying the U.S. Federal corporate tax rate of 35% to loss before income taxes as follows:

                                                                                Six-month Periods ended
                                           Years Ended June 30,                        December 31,
                          ------------------------------------------------    ----------------------------
                              1998                 1999            2000            1999            2000
                                                                               (unaudited)
                          -----------         ------------    ------------    ------------    ------------
Tax benefit at federal
   statutory rates        $ 4,004,879         $ 11,100,686    $ 19,265,555    $  9,353,778    $ 12,316,479
State income tax benefit
   net of federal effect      572,126            1,330,152       1,853,929       1,336,254       1,759,497
Change in valuation
   allowance               (2,232,780)         (12,402,275)    (22,625,841)    (10,502,792)    (13,260,587)
Disqualified interest
   related to the Senior
   Discount Notes            (414,967)          (1,016,036)     (1,700,888)       (697,912)       (791,140)
          Discount Notes
Permanent and other
   differences                 90,742              (12,527)        972,914         510,672         (24,249)
                          -----------         ------------    ------------    ------------    ------------
   Benefit (provision)
      for income taxes    $ 2,020,000         $ (1,000,000)   $ (2,234,331)   $          -    $          -
                          ===========         ============    ============    ============    ============

Significant components of the benefits (provision) for income taxes are as follows for the years ended June 30, 1998, 1999 and 2000 and the six-month periods ended December 31, 1999 and 2000:

                                                      Six-month Periods ended
                       Years Ended June 30,                 December 31,
              -------------------------------------   ------------------------
                  1998         1999         2000         1999          2000
                                                      (unaudited)
              ----------   -----------  -----------   -----------   ----------
Current:
 Federal      $        -   $(1,000,000) $ 1,000,000   $         -   $        -
 State                 -             -            -             -            -
                       -    (1,000,000)   1,000,000             -            -
Deferred:
 Federal       1,767,500             -   (2,830,040)            -            -
 State           252,500             -     (404,291)            -            -
              ----------   -----------  -----------   -----------   ----------
               2,020,000             -   (3,234,331)            -            -
              ----------   -----------  -----------   -----------   ----------
Total benefit
   (provision)
   for income
   taxes      $2,020,000   $(1,000,000) $(2,234,331)  $         -   $        -
              ==========   ===========  ===========   ===========   ==========

Temporary differences, which give rise to long-term deferred taxes as reported on the balance sheet, are as follows at June 30 and December 31:

                                       June 30, 2000  December 31, 2000
                                       -------------  -----------------
 Deferred tax assets:
   Accretion on senior discount notes  $ 28,424,114       $ 35,468,308
   Deferred revenues                              -                  -
   Net operating loss carryforward       11,745,152         17,958,844
   Accelerated depreciation                 136,888                  -
   Other                                  1,277,414          1,854,608
                                       ------------     --------------
      Total deferred tax assets          41,583,568         55,281,760
 Deferred tax liabilities:
   Deferred revenues                     (4,322,672)        (3,843,108)
   Accelerated depreciation                       -           (917,169)
 Valuation allowance                    (37,260,896)       (50,521,483)
                                      -------------     --------------
      Net deferred tax assets          $          -       $          -
                                      =============     ==============

A valuation allowance of $50,521,483 was established to offset the Company's deferred tax asset, primarily related to the accretion on the Senior Discount Notes, that may not be realizable due to the ultimate uncertainty of its realization.
The Company believes that it is likely that it will not generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences and net operating loss carryforwards prior to their expiration related to the remaining net deferred tax asset. The Company also settled an income tax examination in June 2000 at no cost to the Company and reversed a related $1 million previously accrued provision. Tax net operating losses of approximately $45.0 million expire beginning in 2021 if not utilized in future income tax returns. On February 1, 2001, the Company repurchased 50.4 percent of its outstanding Senior Discount Notes. As a result of this transaction the Company was required to reduce its net operating losses by approximately $38.3 million (see Note 4)

9. Operating Leases and IRU Commitments

The Company is a lessee under operating leases and IRUs for fiber, equipment space, maintenance, power costs and office space. The Company's point of presence ("POP") and switch facility in St. Louis is leased, effective February 8, 2001, from KLTT at a rate of $75,000 per year on a month to month basis.
The Company leases its headquarters and network control center space, which lease expires in July 2001. Additionally, fiber, equipment space, maintenance and power costs related to IRUs are typically for periods up to 20 years. Also, most of the IRUs contain renewal options of five to ten years. Minimum rental commitments under these operating leases and IRUs are as follows:

       Year ending December 31:
         2001                        8,016,036
         2002                        9,376,053
         2003                        9,167,388
         2004                        9,167,388
         2005                        9,167,388
         Thereafter                135,772,765
                                   -----------
              Total               $180,667,018
                                   ===========

Total expense of operating leases and IRUs aggregated $75,000, $2.1 million, $7.0 million, $3.5 million (unaudited) and $3.8 million for the years ended June 30, 1998, 1999, 2000 and six-month periods ended December 31, 1999 and 2000, respectively.

10. Commitments

Highway and Utility Rights-of-Way - The Company has entered into certain agreements with the Department of Transportation ("DOTs") for various states and others that require DTI to construct its network facilities along specified routes and within certain time frames. As of December 31, 2000 the Company has approximately 4,700 miles of rights-of-way required to be built pursuant to these agreements of which DTI has completed approximately 3,450 miles. In exchange for these rights-of-way, the Company is required to provide the DOTs either fibers, ducts, fiber optic capacity and connection points within its network or a
combination thereof.   If the Company does not complete its
designated routes as required or cure a breach of the agreement in a timely manner as specified in the applicable agreement, the Company may lose its rights under the contract which may include exclusivity, access to its fiber or the ability to complete the construction on the remaining unbuilt rights-of-way. Additionally, the Company has been required to post $326,000 in performance and payment bonds under the terms of these agreements.

In addition to the agreements with the DOTs the Company has used available public rights-of-way in certain states. Pursuant to the agreements with these states the Company has been required to post $1,350,000 in performance bonds.

The Company will continue to seek to obtain the rights-of-way that it needs for the expansion of its network in areas where it will construct network rather than purchase or swap fiber optic strands by entering into agreements with other state highway departments and other governmental authorities, utilities or pipeline companies and it may enter into joint ventures or other "in-kind" transfers in order to obtain such rights. In addition, DTI may use available public rights-of-way.

Licensing Agreements - The Company has entered into various licensing agreements with municipalities. Under the terms of these agreements, the Company maintains certain performance bonds, totaling $568,000 in the aggregate, and minimum insurance levels. Such agreements generally have terms from 10 to 15 years and grant to the Company a non-exclusive license to construct, operate, maintain and replace communications transmission lines for its fiber optic cable system and other necessary appurtenances on public roads, rights-of-way and easements within the municipality. In exchange for such licenses, the Company generally provides to the municipality in-kind rights and services (such as the right to use certain dedicated strands of optic fiber in the DTI network within the municipality, interconnection services to the DTI network within the municipality, and maintenance of the municipality's fibers), or, less frequently, a nominal percentage of the gross revenues of the Company for services provided within the municipality. In some instances, the Company is obligated to make nominal annual cash payments for such rights based on linear footage.

Employment Agreements - DTI has employment agreements entered into during the years ended June 30, 1998, 1999 and 2000 with certain senior management personnel. These agreements are effective for various periods through June 30, 2003, unless terminated earlier by the executive or DTI, and provide for annual salaries, additional compensation in the form of bonuses based on performance of the executive, and participation in the various benefit plans of DTI. The agreements contain certain benefits to the executive if DTI terminates the executive's employment without cause.

Supplier Agreements - DTI's supplier agreements are with its major network construction contractors and its material equipment suppliers.

Purchase Commitments - DTI's remaining aggregate purchase commitments for construction at December 31, 2000 are approximately $9 million. Additionally, the Company has entered into definitive agreements to purchase for cash IRUs for fiber optic strands (fiber usage rights) with remaining advance payments of approximately $8 million to be paid during 2001, exclusive of any continuing monthly maintenance, building or power payments.

In January 2001, DTI entered into a four-year master purchase agreement with Cisco, which included an initial commitment to purchase $70 million in optronic equipment. The purchase commitment is contingent upon the satisfaction of certain financing contingencies, including the completion of the Senior Credit Facility.

11. Contingencies

In June 1999, the Company and Mr. Weinstein, the founder, and then President and CEO of the Company, settled a suit brought in the Circuit Court of St. Louis County, Missouri, in a matter styled Alfred H. Frank v. Richard D. Weinstein and Digital Teleport, Inc. Pursuant to the terms of the settlement the Company paid $1.25 million and Mr. Weinstein paid $1.25 million to the plaintiff and the Company released Mr. Weinstein from his indemnification. Mr. Weinstein obtained a loan from the Company for his portion of the settlement cost plus approximately $200,000 representing 50% of the legal costs incurred by the Company. The loan was repaid in full with interest in February 2001 in connection with the purchase of shares from Mr. Weinstein by KLTT (see Note 4). From time to time the Company is named as a defendant in routine lawsuits incidental to its business. The Company believes that none of such current proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

12.  Quarterly Results (Unaudited)

The Company's unaudited quarterly results are as follows:

                        For the fiscal 1999 Quarter Ended
                        ---------------------------------
                September 30,   December 31,    March 31,      June 30,
                   1998            1998           1999           1999
                ------------   ------------   ------------   ------------
Total revenues  $  1,739,649   $  1,730,432   $  1,810,758   $  1,928,544
                ============   ============   ============   ============
Loss from
   operations   $ (1,481,533)  $ (1,544,543)  $ (2,701,550)  $ (3,768,622)
                ============   ============   ============   ============
Net loss        $ (5,889,590)  $ (6,289,135)  $ (7,900,601)  $(12,636,921)
                ============   ============   ============   ============

                        For the fiscal 2000 Quarter Ended
                        ---------------------------------
                September 30,   December 31,    March 31,      June 30,
                    1999           1999           2000           2000
                ------------   ------------   ------------   ------------
Total revenues  $  1,959,450   $  2,182,583   $  2,370,493   $  2,473,008
                ============   ============   ============   ============
Loss from
   operations   $ (5,153,131)  $ (5,848,375)  $ (5,521,212)  $ (5,698,725)
                ============   ============   ============   ============
Net loss        $(12,309,323)  $(14,415,758)  $(13,764,824)  $(16,791,625)
                ============   ============   ============   ============

                 For the six-month period ended December 31, 2000
                                 Quarter Ended
                 ------------------------------------------------
                  September 30, 2000      December 31, 2000
                  ------------------      -----------------
Total revenues       $  2,878,490            $  3,212,092
                  ==================      =================
Loss from
   operations        $ (8,138,085)           $ (7,437,890)
                  ==================      =================
Net loss             $(17,348,335)           $(17,841,606)
                  ==================      =================

******

Exhibit Index

Number                           Description

2.1       Stock Purchase Agreement by and between KLT Telecom Inc.
          and Digital Teleport, Inc., dated December 31, 1996 (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (File No. 333-50049) (the "S-4")).
2.2       Amendment No. 1 to Stock Purchase Agreement between KLT
          Telecom Inc. and Digital Teleport, Inc. dated February
          12, 1998 (incorporated herein by reference to Exhibit 2.2 to the S-4).
3.1 Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the S-
          4).
3.2       Restated Bylaws of the Registrant.
4.1 Indenture by and between the Registrant and The Bank of New York, as Trustee, for the Registrant's 12 1/2% Senior Discount Notes due 2008, dated February 23, 1998 (the "Indenture") (including form of the Company's 12 1/2%
          Senior Discount Note due 2008 and 12 1/2% Series B Senior Discount Note due 2008) (incorporated herein by reference to Exhibit 4.1 to the S-4).
4.2       Note Registration Rights Agreement by and among the
          Registrant and the Initial Purchasers named therein, dated as of February 23, 1998 (incorporated herein by reference to Exhibit 4.2 to the S-4).
4.3       Warrant Agreement by and between the Registrant and The
          Bank of New York, as Warrant Agent, dated February 23,
          1998 (incorporated herein by reference to Exhibit 4.3 to the S-4).
4.4 Warrant Registration Rights Agreement by and among the Registrant and the Initial Purchasers named therein, dated February 23, 1998 (incorporated herein by reference to Exhibit 4.4 to the S-4).
4.5       Digital Teleport, Inc. Shareholders' Agreement between
          Richard D. Weinstein and KLT Telecom Inc., dated March
          12, 1997 (incorporated herein by reference to Exhibit 4.5 to the S-4).
4.6       Amendment No. 1 to the Digital Teleport, Inc.
          Shareholders' Agreement, dated November 7, 1997
          (incorporated herein by reference to Exhibit 4.6 to the S-
          4).
4.7       Amendment No. 2 to the Digital Teleport, Inc.
          Shareholders' Agreement, dated December 18, 1997
          (incorporated herein by reference to Exhibit 4.7 to the S-
          4).
4.8       Amendment No. 3 to the Digital Teleport, Inc.
          Shareholders' Agreement, dated February 12, 1998
          (incorporated herein by reference to Exhibit 4.8 to the S-
          4).
4.9 Warrant agreement, by and among the Digital Teleport, Inc. and Banque Indosuez expiring October 21, 2007 (incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10K filed on September 27, 2000).
10.1 Director Indemnification Agreement between the Registrant and Richard D. Weinstein, dated December 23, 1997
          (incorporated herein by reference to Exhibit 10.2 to the S-4).
10.2 Director Indemnification Agreement between the Registrant and Ronald G. Wasson, dated December 23, 1997
          (incorporated herein by reference to Exhibit 10.5 to the S-4).
10.3 Director Indemnification Agreement between the Registrant and Kenneth V. Hager, dated December 23, 1997
          (incorporated herein by reference to Exhibit 10.7 to the S-4).
10.4 1997 Long-Term Incentive Award Plan of the Registrant (incorporated herein by reference to Exhibit 2.2 to the S-
          4).
10.5 Product Attachment -- Carrier Networks Products Agreement between Digital Teleport, Inc. and Northern Telecom,
          Inc., effective October 23, 1997 (incorporated herein by reference to Exhibit 10.12 to the S-4).
10.6 Agreement re: Fiber Optic Cable on Freeways in Missouri, between the Missouri Highway and Transportation
          Commission and Digital Teleport, Inc., effective July 29,
          1994 (incorporated herein by reference to Exhibit 10.13 to the S-4).
10.7      First Amendment to Agreement re: Fiber Optic Cable on
          Freeways in Missouri, between the Missouri Highway and Transportation Commission and Digital Teleport, Inc., effective September 22, 1994 (incorporated herein by reference to Exhibit 10.14 to the S-4).
10.8      Second Amendment to Agreement re: Fiber Optic Cable on
          Freeways in Missouri, between the Missouri Highway and Transportation Commission and Digital Teleport, Inc., effective November 7, 1994 (incorporated herein by reference to Exhibit 10.15 to the S-4).

10.9 Third Amendment to Agreement re: Fiber Optic Cable on Freeways in Missouri, between the Missouri Highway and Transportation Commission and Digital Teleport, Inc., effective October 9, 1996 (incorporated herein by reference to Exhibit 10.16 to the S-4).
10.10 Contract Extension to Agreement re: Fiber Optic Cable on Freeways in Missouri, between the Missouri Department of Transportation (as successor to the Missouri Highway and Transportation Commission) and Digital Teleport, Inc., dated February 7, 1997, (incorporated herein by reference to Exhibit 10.17 to the S-4).
10.11 Fiber Optic Cable Agreement, between the Arkansas State Highway and Transportation Department and Digital
          Teleport, Inc., dated May 29, 1997 (incorporated herein by reference to Exhibit 10.18 to the S-4).
10.12 Missouri Interconnection, Resale and Unbundling Agreement between GTE Midwest Incorporated, GTE Arkansas
          Incorporated and Digital Teleport, Inc. executed November
          7, 1997 (incorporated herein by reference to Exhibit
          10.23 to the S-4).
10.13 Arkansas Interconnection, Resale and Unbundling Agreement between GTE Southwest Incorporated, GTE Midwest Incorporated, GTE Arkansas Incorporated and Digital Teleport, Inc., executed November 7, 1997 (incorporated herein by reference to Exhibit 10.24 to the S-4).
10.14 Oklahoma Interconnection, Resale and Unbundling Agreement between GTE Southwest Incorporated, GTE Arkansas Incorporated, GTE Midwest and Digital Teleport, Inc., executed November 7, 1997 (incorporated herein by reference to Exhibit 10.25 to the S-4).
10.15 Texas Interconnection, Resale and Unbundling Agreement between GTE Southwest Incorporated and Digital Teleport, Inc., executed November 18, 1997 (incorporated herein by reference to Exhibit 10.26 to the S-4).
10.16 Kansas Master Resale Agreement between United Telephone Company of Kansas (Sprint) and Digital Teleport, Inc., dated September 30, 1997 (incorporated herein by reference to Exhibit 10.27 to the S-4).
10.17 Commercial Lease between Richard D. Weinstein and Digital Teleport, Inc., dated December 31, 1996 (incorporated herein by reference to Exhibit 10.28 to the S-4).
10.18 Commercial Lease Extension Agreement between Richard D. Weinstein and Digital Teleport, Inc., dated December 31, 1997 (incorporated herein by reference to Exhibit 10.29 to the S-4).
10.19 Purchase Agreement by and between the Registrant and the Initial Purchasers named therein, dated as of February
          13, 1998 (incorporated herein by reference to Exhibit
          10.30 to the S-4).
10.20     Employment Agreement between Digital Teleport, Inc. and
          Gary W. Douglass, dated July 20, 1998 (incorporated herein by reference to Exhibit 10.34 to the S-4).
10.21     Agreement for Purchase and Sale of Equipment between
          Digital Teleport, Inc. and Pirelli Cables and Systems
          LLC, dated as of June 26, 1998 (incorporated herein by reference to Exhibit 10.35 to the S-4).
10.22 Amendment to Agreement for the Purchase and Sale of Equipment between Digital Teleport, Inc. and Pirelli
          Cables and Systems LLC dated as of June 25, 2000 (incorporated by reference to Exhibit 10.26 to the Copmany's Annual Report on Form 10K filed on September 27, 2000).
10.23 Agreement for the Purchase and Sale of Optical Amplifier and Dense Wavelength Division Multiplexing Equipment between Digital Teleport, Inc. and Pirelli Cables and Systems LLC dated as of September 1, 1998 (incorporated by reference to Exhibit 10.36 to the Company's Current Report on Form 8-K filed October 13, 1998).
10.24 Consulting Agreement between Digital Teleport, Inc. and Jerry W. Murphy, dated November 5, 1998
          (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10K filed on September 27, 2000).
10.25 Employment Agreement between Digital Teleport, Inc. and Daniel A. Davis, dated June 10, 1998
          (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10K filed on September 27, 2000).
10.26 Amendment to Employment Agreement of Daniel A. Davis (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10K filed on September 27, 2000).

10.27 Demand Promissory Note between DTI Holdings and KLT Telecom Inc. dated February 1, 2001. (incorporated by reference to Exhibit
          10.1 to the Registrant's Current Report on Form 8K filed on
          February 14, 2001).
10.28 Senior Secured Revolving Credit Facility between Digital Teleport, Inc. and KLT Telecom Inc. dated January 31, 2001 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 14, 2001).
10.29 DTI Holdings, Inc. Pledge Agreement between DTI Holdings, Inc. and KLT Telecom Inc. dated February 1, 2001 (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on February 14, 2001).
21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the S-4).

-------------------------