Form 10-Q
period 2001-03-31
DTI HOLDINGS INC
filed 2001-05-15
CIK 1058956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                      _____________________
                            FORM 10-Q

  [X]  Quarterly report pursuant to section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2001

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

             Yes  X                              No

No non-affiliates of the registrant own common stock of the registrant.

                       DTI HOLDINGS, INC.
                            FORM 10-Q
                         March 31, 2001
                        TABLE OF CONTENTS
                                                             Page

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at
          December 31, 2000 and March 31, 2001 (Unaudited)      3

          Condensed Consolidated Statements of Operations
          for the Three Months Ended March 31, 2000 and
          2001 (Unaudited)                                      4

          Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 2000 and
          2001 (Unaudited)                                      5

          Notes to Condensed Consolidated Financial
          Statements (Unaudited)                                6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   9

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                          14


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                     15

Signatures
Exhibit Index

                     PART II - OTHER INFORMATION


                DTI HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                           December 31,    March 31,
                                               2000           2001

Assets                                                    (Unaudited)
Current assets:
  Cash and cash equivalents               $ 10,639,366    $  1,875,666
  Trade accounts receivable, net               626,091         417,905
  Prepaid and other current assets           1,550,789       1,513,346
                                          ------------    ------------
       Total current assets                 12,816,246       3,806,917
Property and equipment, net                361,314,245     372,682,928
Deferred financing costs, net                6,020,632       2,717,735
Prepaid fiber usage rights                     349,628         331,544
Other assets                                   626,637         666,115
                                          ------------    ------------
       Total                              $381,127,388    $380,205,239
                                          ============    ============
Liabilities and stockholders' equity
(deficit)
Current liabilities:
  Accounts payable                        $ 23,566,886    $ 10,179,702
  Revolving credit facility from parent              -      21,500,000
  Demand loan from parent                            -      94,000,000
  IRU payable                                7,093,000       7,093,000
  Vendor financing                           5,836,766       4,032,411
  Taxes payable                              2,311,584       2,808,229
  Interest payable to parent                         -       1,694,667
  Senior discount notes, net of
    unamortized underwriter's              191,376,908               -
    discount of $2,634,050 and $0,
    respectively
  Other accrued liabilities                  3,919,650       4,782,743
                                          ------------    ------------
       Total current liabilities           234,104,794     146,090,752

Senior discount notes, net of              188,414,535     194,352,078
 unamortized underwriter's
 discount of $2,593,278 and
 $2,347,356, respectively

Deferred revenues                           41,148,937      42,053,122
Vendor financing                             2,100,030               -
                                          ------------    ------------
       Total liabilities                   465,768,296     382,495,952
                                          ------------    ------------
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $.01 par value,
  20,000 shares authorized, no shares                -               -
  issued and outstanding

  Convertible series A preferred stock,
  $.01 par value, (aggregate
  liquidation preference of $45,000,000)
  30,000 shares authorized, issued and
  outstanding                                      300             300

  Common stock, $.01 par value,
  100,000,000 shares Authorized,
  30,000,000 shares issued and outstanding     300,000         300,000

  Additional paid-in capital                44,213,063      44,213,063
  Common stock warrants                     10,421,336      10,421,336
  Unearned compensation                        (18,190)         (9,100)
  Loan to stockholder                       (1,593,122)              -
  Accumulated deficit                     (137,964,295)    (57,216,312)
                                          ------------    ------------
      Total stockholders' equity
      (deficit)                            (84,640,908)     (2,290,713)
                                          ------------    ------------
Total                                    $ 381,127,388   $ 380,205,239
                                          ============    ============

     See notes to condensed consolidated financial statements.

                DTI HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                                 For the Three Months
                                                         Ended
                                                       March 31,
                                                  2000          2001
                                                  ----          ----
REVENUES:
Telecommunications services:
  Carrier's carrier services                   $ 2,309,464    $3,610,430
  End-user services                                 61,029       134,874
                                               -----------    ----------
     Total revenues                              2,370,493     3,745,304
                                               -----------    ----------
OPERATING EXPENSES:
  Telecommunications services                    3,006,769     4,315,673
  Selling, general and administrative            1,390,713     1,408,738
  Depreciation and amortization                  3,494,223     4,620,869
                                               -----------    ----------
     Total operating expenses                    7,891,705    10,345,280
                                               -----------    ----------
LOSS FROM OPERATIONS                            (5,521,212)   (6,599,976)
                                               -----------    ----------
OTHER INCOME (EXPENSE):
  Interest income                                  884,199        83,511
  Interest expense                              (9,127,811)   (8,305,415)
                                               -----------    ----------
     Total other income (expense)               (8,243,612)   (8,221,904)
                                               -----------    ----------

NET LOSS BEFORE INCOME TAX BENEFIT             (13,764,824)  (14,821,880)

INCOME TAX BENEFIT                                       -    38,315,098
                                               -----------    ----------
NET INCOME/(LOSS) BEFORE EXTRAORDINARY ITEM    (13,764,824)   23,493,218

EXTRAORDINARY ITEM - GAIN ON EARLY
EXTINGUISHMENT OF DEBT- NET OF TAX                       -    57,254,765
                                               -----------    ----------
NET INCOME/(LOSS)                             $(13,764,824)  $80,747,983
                                               ============   ==========

     See notes to condensed consolidated financial statements.

                DTI HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                 Three Months Ended
                                                     March 31,
                                                  2000         2001
Cash flows provided by operating activities:
  Net (loss) income                          $(13,764,824)  $80,747,983
  Adjustments to reconcile net (loss)
  income to cash provided
  by operating activities:
       Depreciation and amortization            3,494,223     4,620,869
       Accretion of senior discount notes       8,491,312     6,163,349
       Amortization of deferred financing         465,795       252,244
       costs
       Amortization of unearned                     9,090         9,090
       compensation
       Gain on early extinguishment of debt             -   (57,254,765)
       Deferred income taxes                            -   (38,315,098)
       Other noncash items                        184,720       363,939
       Changes in assets and liabilities:
          Trade accounts receivable               (41,753)      208,186
          Other assets                         (6,472,385)       16,049
          Accounts payable                      6,046,731   (13,387,184)
          Other liabilities                       357,935     2,181,328
          Taxes payable                           441,531       496,645
          Deferred revenues                       799,044       904,185
                                             ------------   -----------
Net cash flows provided by (used in)
operating activities                               11,419   (12,993,180)
                                             ------------   -----------
Cash flows from investing activities:
  Increase in network and equipment
                                              (23,561,629)  (14,138,050)
                                             ------------   -----------
Net cash used in investing activities         (23,561,629)  (14,138,050)
                                             ------------   -----------

Cash flows from financing activities:
  Proceeds from demand loan from parent                 -    94,000,000
  Proceeds from credit facility from parent             -    21,500,000
  Repurchase of senior discount notes                   -   (94,833,700)
  Repayment of vendor financing                (2,117,025)   (3,904,385)
  Proceeds from repayment of loan to
  stockholder                                           -     1,605,615
                                             ------------   -----------
Cash flows (used in) provided by financing
activities                                     (2,117,025)   18,367,530
                                             ------------   -----------
Net decrease in cash and cash equivalents     (25,667,235)   (8,763,700)
Cash and cash equivalents, beginning of
period                                         73,190,771    10,639,366
                                             ------------   -----------
Cash and cash equivalents, end of period     $ 47,523,536   $ 1,875,666
                                             ============   ===========

Noncash investing and financing activities:
  Interest capitalized to fixed assets       $  2,066,750   $ 1,851,502
                                             ============   ===========
  Fixed assets acquired through vendor
  financing                                     4,093,290             -
                                             ============   ===========

     See notes to condensed consolidated financial statements.

DTI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of the management of DTI Holdings, Inc. and subsidiaries (the "Company" or "DTI") the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial information for the interim periods presented and have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim results of operations are not necessarily indicative of results that may be expected for any other interim period or for the full year.

The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2000 included in the Company's Form 10-K for the same period filed with the Securities and Exchange Commission. Accordingly, note disclosures which would substantially duplicate the disclosures in the audited financial statements have been omitted. Additionally, certain prior year balances have been reclassified to conform with period ended December 31, 2000 presentation.

2.    TENDER OF SENIOR DISCOUNT NOTES AND OWNERSHIP EXCEEDING 80 PERCENT

On February 1, 2001, the Company purchased 50.4 percent of its Senior Discount Notes for a purchase price of $94.8 million pursuant to a tender offer. KLT Telecom Inc. (KLTT), the telecommunications subsidiary of Kansas City Power & Light Company ("KCP&L"), provided a demand loan ("Demand Loan") to the Company of $94 million at an annual interest rate of 10% in order to complete this transaction. The Demand Loan received from KLTT is in the form of a demand note in which all principal and interest is due upon demand and is secured by a pledge of all the outstanding stock of Digital Teleport, Inc. and Digital Teleport of Virginia, Inc. As a result of the purchase made pursuant to the completion of the tender offer the Company reduced the principal amount outstanding of its Senior Discount Notes, net of unamortized underwriter's discount, by approximately $193.5 million and Deferred Financing Costs by approximately $2.9 million. These reductions resulted in a net benefit to the Company of $95.6 million consisting of a net gain on early extinguishment of debt to the Company of $57.3 million and a tax benefit of $38.3 million as a result of an adjustment in the Company's deferred tax valuation allowance as of February 1, 2001. The purchase of the Senior Discount Notes also reduces the amount of cash interest that will be due with respect to the Senior Discount Notes by approximately $32 million annually starting in September 2003, when these payments begin, and replaced this interest with approximately $9.4 million in annual interest which will be payable in accordance with the Demand Loan or its eventual replacement financing. The consent solicitation made in connection with the tender offer authorized certain changes in the indenture associated with the Senior Discount Notes, including expanding the Company's allowable secured borrowings by an additional $194 million to a total of $294 million. These changes also permit the Demand Loan to be secured by the stock of the Company's subsidiaries and other financings to be secured by the assets of the Company and its subsidiaries.

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

KLTT has also committed to provide or arrange (through guaranty or otherwise) a revolving credit facility to the Company, to be made in 2001 in the amount of $75 million, the proceeds of which would be used for operations and capital expenditures as set forth in a reasonable capital budget to be established by the Company's Board of Directors. Under that commitment KLTT has currently extended a demand revolving credit facility loan ("Revolving Credit Facility") of $35 million at 9.5% interest to the Company, and is working with the Company to arrange third-party financing in the form of a $100 million senior credit facility ("Senior Credit Facility") for the Company. As of March 31, 2001 the Company had drawn down $21.5 million against the Revolving Credit Facility. DTI will use these combined sources of financing to complete the construction of the planned DTI network and meet other operating requirements.

3.    NETWORK AND EQUIPMENT

Network and equipment consists of the following as of:

                                 December 31, 2000   March 31, 2001
                                 -----------------   --------------
    Land                           $   1,946,343     $    2,211,821
    Fiber optic cable plant          190,704,018       202,732,370
    Fiber usage rights               137,436,763       138,671,405
    Fiber optic terminal              46,766,492        47,846,307
    equipment
    Network buildings                 11,040,794        12,231,359
    Furniture, office equipment        3,101,193         3,255,444
    and other
    Leasehold improvements               601,406           637,856
                                   -------------    --------------
                                     391,597,009       407,586,562
    Less - accumulated
    depreciation                      30,282,764        34,903,634
                                   -------------    --------------
    Network and equipment, net     $ 361,314,245     $ 372,682,928
                                   =============    ==============

At December 31, 2000 and March 31, 2001, fiber optic cable plant, fiber usage rights, fiber optic terminal equipment and network buildings include $67 million and $68 million of construction in progress, respectively, that was not in service and, accordingly, has not been depreciated.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue

Total revenue for the three months ended March 31, 2001 increased $1.4 million (58%) from the comparable prior year period. This growth is primarily attributable to increased revenues from carrier's carrier services. Revenues from carrier's carrier services for the same periods were up 56%. The increase was due principally to additional sales of transport business on our in-service routes.

Operating Expenses

Total operating expenses increased $2.5 million for the quarter ended March 31,2001 compared to the same period in the prior year. Telecommunication services expenses increased $1.3 million for the quarter ended March 31, 2001 compared to the same periods in the prior year. This increase primarily reflects the increase of personnel costs related to the growth of the operational infrastructure, costs related to accepted dark fiber segments and property taxes.

Depreciation and amortization grew $1.1 million for the three month period ended March 31, 2001 in comparison to the same period in the prior year due to increasing amounts of our fiber optic network being placed into service. Depreciation and amortization will continue to grow as additional network routes are placed into service and as we move forward with our investment in capital assets in order to increase network capacity.

Other Income (Expense)

Net other income (expense) for the quarter remained constant at a net expense of $8.2 million in 2000 and 2001. Net other income (expense) is constant between the quarters primarily due to the Company's repurchase of 50.4% of its Senior Discount Notes on February 1, 2001. As a result of the repurchase the Company has reduced the amount of accretion related to the Senior Discount Notes. This reduction in accretion related to the Senior Discount Notes is offset in part by a reduction in the interest income earned on the portion of the proceeds from the Senior Discount Notes invested in short-term investment-grade securities as the cash related to the Senior Discount Notes has been fully utilized, in connection with the implementation of our business strategy.

Income Taxes

The Company recognized an income tax benefit of $38.3 million as a result of the net gain on the early extinguishment of debt which allowed us to adjust our deferred tax valuation allowance for the quarter ended March 31, 2001. No income tax benefit or provision was recorded for the three-month period ended March 31, 2000. A valuation allowance is being provided to reserve for significant deferred tax assets generated from net operating loss carryforwards and the nondeductible interest expense related to our Senior Discount Notes, issued in February 1998, that may not be realizable due to uncertainties surrounding income tax law changes and future operating income levels.

Gain on Early Extinguishment of Debt

The Company recognized a net gain on early extinguishment of debt, net of tax, of $57.3 million as a result of the repurchase of 50.4% of the Senior Discount Notes for the quarter ended March 31, 2001.

Liquidity and Capital Resources

We have funded our capital expenditures, working capital and debt requirements and operating losses through a combination of advance payments for future telecommunications services received from certain major customers, debt and equity financing and external borrowings.

At March 31, 2001, we had a working capital deficiency of $142.3 million, which represents an increase in working capital of $79.0 million compared to the working capital deficit of $221.3 million at December 31, 2000. This increase is primarily attributable to the Company's repurchase of 50.4% of its outstanding Senior Discount Notes.

The net cash provided by (used in) operating activities for the three-month period ended March 31, 2000 and 2001 totaled $0 million and $(13.0) million, respectively. During 2001, net cash used in operating activities resulted primarily from payment of Accounts Payable of $13.4 million as we have completed various construction projects related to the build-out of our network.

Our investing activities used cash of $14.1 million for the three-month period ended March 31, 2001 and $23.6 million for the three-month period ended March 31, 2000. During both periods, 100% of the investing activities were related to network and equipment.

Cash used in financing activities was $2.1 million for the period ended March 31, 2000 consisting primarily of amounts paid under our vendor financing agreement. During the period ended March 31, 2001 cash flows generated from financing activities was $18.4 million and represented proceeds from our new revolving credit facility from parent, KLTT, and repayment of our loan to stockholder offset by payments made on our vendor financing agreement. We also repurchased 50.4% of the outstanding Senior Discount Notes using the proceeds of a $94 million demand loan from parent and $.8 million of cash on hand.

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

KLTT has also committed to provide or arrange (through guaranty or otherwise) a revolving credit facility to the Company, to be made in 2001 in the amount of $75 million, the proceeds of which would be used for operations and capital expenditures as set forth in a reasonable capital budget to be established by the Company's Board of Directors. Under that commitment KLTT has currently extended a demand revolving credit facility loan ("Revolving Credit Facility") of $35 million at 9.5% interest to the Company, and is working with the Company to arrange third-party financing in the form of a $100 million senior credit facility ("Senior Credit Facility") for the Company. As of March 31, 2001 the Company had drawn down $21.5 million against the Revolving Credit Facility. DTI will use these combined sources of financing to complete the construction of the planned DTI network and meet other operating requirements.

To achieve our business plan, we will need significant financing to fund our capital expenditure, working capital, debt service requirements and our anticipated future operating losses. Our estimated capital requirements primarily include the estimated cost of (i) constructing the remaining portions of the planned DTI network routes, (ii) purchasing, for cash, fiber optic facilities pursuant to long-term IRUs for planned routes that we will neither construct nor acquire through swaps with other telecommunication carriers, and (iii) additional network expansion activities, including the construction of additional local loops in secondary and tertiary cities as network traffic volume increases. We estimate that total capital expenditures necessary to complete our network will approximate $550 million, of which we had expended $403 million as of March 31, 2001. During the balance of calendar 2001, we anticipate our capital expenditure priorities will be focused principally on completing our nationwide backbone, accessing target markets and lighting our network in areas in which we believe there is strong carrier interest. Our existing capital commitments consist principally of construction commitments of $13 million for network segments under construction and payments required under existing IRU and short-term lease agreements, totaling $8 million, which are payable within the next twelve months as related contract completion criteria are met. We also may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions. These activities could require significant additional capital not included in the foregoing estimated capital requirements.

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

An agreement dating back to October 1994, between AmerenUE and ourselves requires us to construct a fiber optic network linking AmerenUE's 86 sites throughout the states of Missouri and Illinois in return for cash payments to DTI and the use of various rights-of-way including downtown St. Louis. As of March 31, 2001, we had completed approximately 77% of the sites required for AmerenUE and expect to complete all such construction by the end of calendar 2001. AmerenUE has set off against amounts payable to us up to $90,000 per month as damages and penalties under our contract with them due to our failure to meet certain construction deadlines, and AmerenUE has reserved its rights to seek other remedies under the contract which could potentially include reclamation of the rights-of-way granted to DTI. We are behind schedule with respect to such contract. Upon completion and turn-up of services, AmerenUE is contractually required to pay us a remaining lump sum expected to be approximately $1.7 million for their telecommunications services over our network.

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

Forward Looking Statements

Certain statements throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially from those expressed or implied by the forward looking statements. These statements describe our attempt to predict future events. We use the words "believe," "anticipate," "expect," "well" and "estimated completion" similar expressions to identify forward-looking statements. You should be aware that these forward-looking statements are subject to a number of risks, assumptions, and uncertainties, such as:

- Risks associated with our capital requirements and existing debt;
- Risks associated with increasing competition in the telecommunications industry, including industry over-capacity and declining prices;
- Changes in laws and regulations that govern the telecommunications industry;
- Risks related to obtaining significant revenue increases;
- Risks related to continuing our network expansion without delays, including the need to obtain permits and rights-of-way and performance penalties for failure to meet delivery deadlines; and
- Other risks discussed in the Company's Form 10K under "Risk Factors" filed with the Securities and Exchange Commission for the period ended December 31, 2000 .

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

As of March 31, 2001, the Company had $194.4 million of 12 1/2% Senior Discount Notes, due 2008, $21.5 million in revolving credit facility from parent and $94 million demand loan from the parent. The Company's short-term and long-term obligations are principally fixed interest rate, and as a result, the Company is less sensitive to market rate fluctuations. The Company currently does not use derivative financial instruments to manage its interest rate risk and has no cash flow exposure due to general interest rate changes for its fixed interest rate long-tem debt.

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

3.2 Restated bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10K filed as of May 15, 2001).

4.10 First Supplement and Amendment to Trust Indenture between The Bank of New York, as Trustee, and DTI Holdings, Inc. dated February 1, 2001. (incorporated herein by reference to
       Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 14, 2001).

10.30 Amendment 1 to Credit Agreement between Digital Teleport, Inc. and KLT Telecom Inc. dated April 30, 2001.

10.31  Shareholders Agreement among DTI  Holdings,  Inc.,
       Richard D. Weinstein and KLT Telecom Inc. dated February 6,
       2001.

10.32  DTI Holdings, Inc., 2001 Stock Option Plan dated March 30, 2001.

10.33  Employment Agreement between Digital Teleport, Inc. and
       Paul Pierron dated April 2, 2001.

10.34  First Amendment to IRU and Telecommunications Services
       Agreement  between Digital Teleport, Inc. and Adelphia
       Business Solutions, Inc.

(b)    Reports on Form 8-K

(1) Form 8-K Filed February 14, 2001 was filed pursuant to Item 1 (Changes in Control of Registrant) and Item 7.

(2)    Form  8-K Filed April 9, 2001 was filed pursuant to  Item  5
       (Other Events).

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DTI HOLDINGS, INC.


Date:      May 11, 2001         /S/Gary W. Douglass
                                Gary W. Douglass, Senior Vice
                                President Finance and
                                Administration and
                                Chief Financial Officer (Principal
                                Financial and Accounting Officer)

Exhibits Index:

3.1    Restated Articles of Incorporation of the Registrant
       (incorporated herein by reference to Exhibit  3.1
       to the Registrant's Registration Statement on Form S-4 (File No. 333-50049)).

3.2 Restated bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10K filed as of May 15, 2001).

4.10 First Supplement and Amendment to Trust Indenture between The Bank of New York, as Trustee, and DTI Holdings, Inc. dated February 1, 2001. (incorporated herein by reference to
       Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 14, 2001).

10.30 Amendment 1 to Credit Agreement between Digital Teleport, Inc. and KLT Telecom Inc. dated April 30, 2001.

10.31  Shareholders Agreement among DTI  Holdings,  Inc.,
       Richard D. Weinstein and KLT Telecom Inc. dated February 6,
       2001.

10.32  DTI Holdings, Inc., 2001 Stock Option Plan dated March 30, 2001.

10.33  Employment Agreement between Digital Teleport, Inc. and
       Paul Pierron dated April 2, 2001.

10.34  First Amendment to IRU and Telecommunications Services
       Agreement  between Digital Teleport, Inc. and Adelphia
       Business Solutions, Inc.