Form 10-Q
period 2001-06-30
DTI HOLDINGS INC
filed 2001-08-09
CIK 1058956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


		 WASHINGTON, D.C.  20549

		  _____________________

			FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2001

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

	    Commission File Number   333-50049
				     ---------

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

	 Yes    X                         No
	      _____                             ____


No non-affiliates of the registrant own common stock of the registrant.

		       DTI HOLDINGS, INC.
			    FORM 10-Q
			  June 30, 2001
			TABLE OF CONTENTS
							     Page

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

	    Condensed Consolidated Balance Sheets at            3
	    December 31, 2000 and June 30, 2001
	    (Unaudited)

	    Condensed Consolidated Statements of                4
	    Operations for the Three and Six Months
	    Ended June 30, 2000 and 2001 (Unaudited)

	    Condensed Consolidated Statements of Cash           5
	    Flows for the Six Months Ended June 30, 2000 and 2001 (Unaudited)

	    Notes to Condensed Consolidated Financial           6
	    Statements (Unaudited)

Item 2.     Management's Discussion and Analysis of            10
	    Financial Condition and Results of
	    Operations

Item 3.     Quantitative and Qualitative Disclosures           16
	    about Market Risk


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                  17

Item 6.     Exhibits and Reports on Form 8-K                   18

Signatures

		     PART I - FINANCIAL INFORMATION

		  DTI HOLDINGS, INC. AND SUBSIDIARIES
		 CONDENSED CONSOLIDATED BALANCE SHEETS

					       December 31,         June 30,
						   2000               2001
					       ------------       ------------
 Assets                                                           (Unaudited)
 Current assets:
   Cash and cash equivalents                   $ 10,639,366       $  1,712,470
   Trade accounts receivable, net                   626,091            799,247
   Other receivables                                    -            4,952,620
   Prepaid and other current assets               1,550,789          1,473,931

					       ------------       ------------
	Total current assets                     12,816,246          8,938,268
 Property and equipment, net                    361,314,245        381,810,349
 Deferred financing costs, net                    6,020,632          2,440,139
 Prepaid fiber usage rights                         349,628            313,460
 Other assets                                       626,637            790,806

					       ------------       ------------
	Total                                  $381,127,388       $394,293,022
					       ============       ============

 Liabilities and stockholders' equity (deficit)
 Current liabilities:
   Accounts payable                            $ 23,566,886       $  6,110,402
   Revolving credit facility from parent                -           39,000,000
   Demand loan from parent                              -           94,000,000
   IRU payable                                    7,093,000          7,093,000
   Vendor financing                               5,836,766          3,641,859
   Taxes payable                                  2,311,584          3,371,982
   Interest payable to parent                           -            4,734,473
   Senior discount notes, net of unamortized
	 underwriter's discount of
	 $2,634,050 and $0, respectively        191,376,908                -
   Other accrued liabilities                      3,919,650          4,653,960

					       ------------       ------------
	Total current liabilities               234,104,794        162,605,676
 Senior discount notes, net of unamortized
    underwriter's discount of $2,593,278,
    and $2,088,383, respectively                188,414,535        200,604,673
 Deferred revenues                               41,148,937         47,256,860
 Vendor financing                                 2,100,030                -

					       ------------       ------------
	Total liabilities                       465,768,296        410,467,209

					       ------------       ------------
 Commitments and contingencies
 Stockholders' equity (deficit):
   Preferred stock, $.01 par value,
      20,000 shares authorized, no shares
      issued and outstanding                            -                  -
   Convertible series A preferred stock,
     $.01 par value, (aggregate liquidation
     preference of $45,000,000)
     30,000 shares authorized, issued and
     outstanding                                        300                300
   Common stock, $.01 par value, 100,000,000
      shares authorized, 30,000,000 shares
      issued and outstanding                        300,000            300,000
   Additional paid-in capital                    44,213,063         44,213,063
   Common stock warrants                         10,421,336         10,421,336
   Unearned compensation                            (18,190)               -
   Loan to stockholder                           (1,593,122)               -
   Accumulated deficit                         (137,964,295)       (71,108,886)

					       ------------       ------------
	Total stockholders' equity (deficit)    (84,640,908)       (16,174,187)

					       ------------       ------------
 Total                                         $381,127,388       $394,293,022
					       ============       ============

   See notes to condensed consolidated financial statements.

	      DTI HOLDINGS, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
			  (Unaudited)


						    Three Months Ended                 Six Months Ended
					       ---------------------------     ---------------------------
						  June 30,       June 30,          June 30,     June 30,
						    2000           2001              2000         2001
					       ------------   ------------     ------------   ------------

 REVENUES:
 Telecommunications services:
   Carrier's carrier services                  $  2,383,768   $  4,589,821     $  4,693,233   $  8,200,249
   End-user services                                 89,239        134,875          150,268        269,748
					       ------------   ------------     ------------   ------------
      Total revenues                              2,473,007      4,724,696        4,843,501      8,469,997
					       ------------   ------------     ------------   ------------

 OPERATING EXPENSES:
   Telecommunications services                    3,091,715      4,706,132        6,098,484      9,021,805
   Selling, general and administrative            1,371,839      1,495,098        2,762,551      2,903,834
   Depreciation and amortization                  3,708,179      4,842,288        7,202,403      9,463,158
					       ------------   ------------     ------------   ------------
      Total operating expenses                    8,171,733     11,043,518       16,063,438     21,388,797
					       ------------   ------------     ------------   ------------
 LOSS FROM OPERATIONS                            (5,698,726)    (6,318,822)     (11,219,937)   (12,918,800)

 OTHER INCOME (EXPENSE):
   Interest income                                  632,818        151,418        1,517,016        234,932
   Interest expense                              (9,491,385)    (7,725,170)     (18,619,197)   (16,030,586)
					       ------------   ------------     ------------   ------------
      Total other income (expense)               (8,858,567)    (7,573,752)     (17,102,181)   (15,795,654)
					       ------------   ------------     ------------   ------------

 NET LOSS BEFORE INCOME TAX BENEFIT             (14,557,293)   (13,892,574)     (28,322,118)   (28,714,454)

 TAX (PROVISION)/BENEFIT                         (2,234,331)                     (2,234,331)    38,315,098
					       ------------   ------------     ------------   ------------

 NET INCOME/(LOSS) BEFORE EXTRAORDINARY ITEM    (16,791,624)   (13,892,574)     (30,556,449)     9,600,644

 EXTRAORDINARY ITEM - GAIN ON EARLY
 EXTINGUISHMENT OF DEBT- NET OF TAX                     -                -                -     57,254,765

					       ------------   ------------     ------------   ------------
 NET INCOME/(LOSS)                             $(16,791,624)  $(13,892,574)    $(30,556,449)  $ 66,855,409

					       ============   ============     ============   ============

   See notes to condensed consolidated financial statements.


	      DTI HOLDINGS, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			  (Unaudited)

							Six Months Ended
						   ---------------------------
						      June 30,       June 30,
							2000           2001
						   ------------   ------------
 Cash flows provided by operating activities:
   Net (loss) income                               $(30,556,449)  $ 66,855,409
   Adjustments to reconcile net (loss) income to
      cash provided by operating activities:
	Depreciation and amortization                 7,202,403      9,463,158
	Accretion of senior discount notes           17,232,273     10,499,712
	Amortization of deferred financing costs        957,057        529,840
	Amortization of unearned compensation            18,180         18,190
	Gain on early extinguishment of debt                  -    (57,254,765)
	Deferred income taxes                         3,234,331    (38,315,098)
	Other noncash items                             376,052        363,669
	Changes in assets and liabilities:
	Trade accounts receivable                       (76,031)      (173,156)
	   Other assets                             (12,064,305)    (5,003,763)
	   Accounts payable                           1,280,473    (17,456,484)
	   Other liabilities                            729,469      5,092,621
	   Taxes payable                                536,672      1,060,398
	   Deferred revenues                          7,137,223      6,107,923
						   ------------   ------------
 Net cash flows used in operating activities         (3,992,652)   (18,212,346)
						   ------------   ------------

 Cash flows from investing activities:
   Increase in network and equipment                (34,155,945)   (26,191,528)
						   ------------   ------------
 Net cash used in investing activities              (34,155,945)   (26,191,528)
						   ------------   ------------

 Cash flows from financing activities:
   Proceeds from demand loan from parent                      -     94,000,000
   Proceeds from credit facility from parent                  -     39,000,000
   Repurchase of senior discount notes                        -    (94,833,700)
   Repayment of vendor financing                     (2,200,721)    (4,294,937)
   Proceeds from repayment of loan to stockholder             -      1,605,615
						   ------------   ------------
 Cash flows (used in) provided by
      financing activities                           (2,200,721)    35,476,978
						   ------------   ------------
 Net decrease in cash and cash equivalents          (40,349,318)    (8,926,896)
 Cash and cash equivalents, beginning of period      73,190,771     10,639,366
						   ------------   ------------
 Cash and cash equivalents, end of period          $ 32,841,453   $  1,712,470
						   ============   ============
 Noncash investing and financing activities:
   Interest capitalized to fixed assets            $  4,444,074   $  3,767,734
						   ============   ============
   Fixed assets acquired through
     vendor financing                              $  4,279,808   $          -
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

2.  TENDER OF SENIOR DISCOUNT NOTES AND OWNERSHIP EXCEEDING 80 PERCENT

On February 1, 2001, the Company purchased 50.4 percent of its Senior Discount Notes for a purchase price of $94.8 million pursuant to a tender offer. KLT Telecom Inc. (KLTT), the indirect telecommunications subsidiary of Kansas City Power & Light Company ("KCP&L"), provided a demand loan ("Demand Loan") to the Company of $94 million at an annual interest rate of 10% in order to complete this transaction. The Demand Loan received from KLTT is in the form of a demand note in which all principal and interest is due upon demand and is secured by a pledge of all the outstanding stock of Digital Teleport, Inc. and Digital Teleport of Virginia, Inc.
As a result of the purchase made pursuant to the completion of the tender offer the Company reduced the principal amount outstanding of its Senior Discount Notes, net of unamortized underwriter's discount, by approximately $193.5 million and Deferred Financing Costs by approximately $2.9 million. These reductions resulted in a net benefit to the Company of $95.6 million consisting of a net gain on early extinguishment of debt to the Company of $57.3 million and a tax benefit of $38.3 million as a result of an adjustment in the Company's deferred tax valuation allowance as of February 1, 2001. The purchase of the Senior Discount Notes also reduces the amount of cash interest that will be due with respect to the Senior Discount Notes by approximately $32 million annually starting in September 2003, when these payments begin, and replaced this interest with approximately $9.4 million in annual interest which will be payable in accordance with the Demand Loan. The consent solicitation made in connection with the tender offer authorized certain changes in the indenture associated with the Senior Discount Notes, including expanding the Company's allowable secured borrowings by an additional $194 million to a total of $294 million. These changes also permit the Demand Loan to be secured by the stock of the Company's subsidiaries and other financings to be secured by the assets of the Company and its subsidiaries.

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

Under the purchase agreement, KLTT had also committed to provide, or arrange for third party lenders to provide, a revolving credit facility ("Revolving Credit Facility") to the Company, to be made in 2001 in the amount of $75 million, the proceeds of which would be used for operations and capital expenditures as set forth in a reasonable capital budget to be established by the Company's Board of Directors. That commitment was implemented through a credit agreement, dated as of February 21, 2001, as amended, between the Company and KLTT (the "Credit
Agreement") which contains the terms and conditions for making these bridge loans while KLTT and the Company sought a permanent revolving credit facility. Under the terms of the Credit Agreement KLTT had loaned the Company a total of $39 million at 9.5% interest through June 30, 2001 that is secured, to the extent permitted by law or agreement, by all of the Company's assets.
One of the conditions to making advances under the Credit
Agreement is that there has been no change since February 1, 2001 in the business, property, prospects, condition (financial or otherwise) or results of operations of the Company which could reasonably be expected to have a material adverse effect on any of the foregoing matters.

The Company, with the assistance of KLTT, had obtained a contingent commitment from a major money-center bank to arrange a syndicate of bank lenders to provide a $100 million senior credit facility ("Senior Credit Facility") for the Company. KLTT and the Company were recently informed that it would not be possible to obtain this Senior Credit Facility due to, among other things, the downturn in the telecommunications industry. As a result of this development, the Company has determined to pursue a more focused expansion plan. In order to conserve capital and wait out the current downturn in the telecommunications industry, the Company will focus primarily on connectivity in secondary and tertiary markets in a five-state region. As a part of this refocus, the Company will not carry through with its contingent commitment to purchase $70 million in optical equipment from Cisco Systems.

KLTT subsequently provided an additional loan to the Company on July 26, 2001, of $5.5 million that is secured, to the extent permitted by law or agreement, by all of the Company's assets. However, KLTT and the Company's Board of Directors determined on July 19, 2001, after taking into account the recommendation of a special committee of one independent director which was advised by independent counsel, that KLTT is not obligated to make, or arrange, any future loans to the Company under its previous commitment, the Credit Agreement or otherwise. This determination was based, among other factors, on the fact that the material adverse change condition in the Credit Agreement for additional advances is not currently satisfied in view of the downturn in the telecommunications industry and the resulting decline in the Company's prospects and financial condition. However, KLTT has agreed to review the Company's revised business plan and to consider, in its sole judgment, lending up to the remaining $30.5 million contemplated by its original commitment.

As a result of the above events, the Company is dependent upon KLTT's continued funding to enable it to operate and execute its refocused business plan. The Company is evaluating means to enhance its business by utilizing the significant metropolitan fiber assets that it has in its current regional network to provide metro access services, including high bandwidth services over an Ethernet based network targeted at enterprise customers (i.e., Gigabit Ethernet services). The Company is also actively exploring its strategic alternatives to address these developments which include a merger, sale of assets or some other type of recapitalization.

3.  OTHER RECEIVABLES

Included in other receivables in the accompanying condensed consolidated balance sheets is $5.0 million representing amounts due under an existing IRU agreement. DTI anticipates that this amount and other amounts due under the IRU agreement will be collected from the counter party in the first quarter of 2002.

4.  NETWORK AND EQUIPMENT

Network and equipment consists of the following as of:

				December 31,2001    June 30, 2001
				----------------   --------------
Land.........................   $      1,946,343   $    2,188,018
Fiber optic cable plant......        190,704,018      211,498,852
Fiber usage rights...........        137,436,763      141,204,046
Fiber optic terminal
equipment....................         46,766,492       49,399,357
Network buildings............         11,040,794       13,165,077
Furniture, office equipment
and other....................          3,101,193        3,444,942
Leasehold improvements.......            601,406          655,981
				----------------   --------------
				     391,597,009      421,556,273
Less - accumulated
depreciation.................         30,282,764       39,745,924
				----------------   --------------
Network and equipment, net      $    361,314,245   $  381,810,349
				================   ==============

At December 31, 2000 and June 30, 2001, fiber optic cable plant, fiber usage rights, fiber optic terminal equipment and network buildings include $67 million and $63 million of construction in progress, respectively, that was not in service and, accordingly, has not been depreciated.

5.  COMMITMENTS AND CONTINGENCIES

In June 2001, a group of six land owners filed suit in Macon County Court, Illinois seeking damages of $523,000, plus punitive damages in the same amount and costs. These suits arose out of the Company's alleged failure to obtain all of the necessary rights-of-way from these landowners on a segment of DTI's constructed network in Illinois. The Company does not have any IRU customers on this segment and does not currently intend to light this segment in the near term in view of its more focused expansion plan.
The Company has also secured an alternate route which does not cross these plaintiffs' lands. Further, the Company believes it can exercise condemnation powers as a state utility to obtain these rights for fair compensation in the event that it is determined that additional rights-of-way are needed on this segment or other segments in Illinois. Two landowners in Tennessee have also filed suit against the Company, asserting that the Company did not obtain all of the necessary rights-of-way from the plaintiffs and seeking damages of $143,000.

It is possible that similar claims might be asserted on these segments or other segments of the Company's network. The Company is unable to predict the amount of any damages that might be awarded in the Macon County or Tennessee suits, or in any other suit that might be filed alleging similar claims. The Company intends to review its network to determine what additional rights of way might be necessary or appropriate to obtain. The Company is unable to predict the extent to which additional rights of way may be needed, or the cost of obtaining such rights of way.

In addition, from time to time the Company is named as a defendant in other routine lawsuits incidental to its business.
The Company believes that none of these other current proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


Revenue

Total revenue for the three and six months ended June 30, 2001 increased $2.3 million (91%) and $3.6 million (75%) from the comparable prior year period. This growth is primarily attributable to increased revenues from carrier's carrier services. Revenues from carrier's carrier services for the same periods were up 93% and 75%, respectively. The increase was due principally to additional sales of transport business on our in-service routes.

Operating Expenses

Total operating expenses increased $2.9 million and $5.3 million for the quarter and six-month period ended June 30, 2001 compared to the same periods in the prior year. Telecommunication services expenses increased $1.6 million for the quarter and $2.9 million for the six-month period ended June 30, 2001 compared to the same periods in the prior year. This increase primarily reflects the increase of costs related to accepted dark fiber segments, property taxes and personnel costs related to the growth of the operational
infrastructure.   Selling, general and administrative costs have
remained relatively constant over all periods as the Company has worked to contain costs in these areas.

Depreciation and amortization grew $2.3 million for the six month period ended June 30, 2001 in comparison to the same period in the prior year due to increasing amounts of our fiber optic network being placed into service. Depreciation and amortization will continue to grow as additional network routes are placed into service and as we move forward with our investment in capital assets in order to increase network capacity.

Other Income (Expense)

Net other income (expense) for the six-month period decreased $1.3 million to a net expense of $15.8 million in 2001. Net other income (expense) decreased between periods primarily due to the Company's repurchase of 50.4% of its Senior Discount Notes on February 1, 2001 using lower principal and interest financing from KLTT. As a result of the repurchase the Company has reduced the amount of accretion related to the Senior Discount Notes. This reduction in accretion related to the Senior Discount Notes is offset in part by a reduction in the interest income earned on the portion of the proceeds from the Senior Discount Notes invested in short-term investment-grade securities as the cash related to the Senior Discount Notes has been fully utilized, in connection with the implementation of our business strategy.

Income Taxes

The Company recognized an income tax benefit of $38.3 million as a result of the net gain on the early extinguishment of debt in February, 2001, which allowed us to adjust our deferred tax valuation allowance for the period ended June 30, 2001. A tax provision of $2.2 million was recorded in the same period in the prior year to reflect the recording of a valuation allowance against the Company's deferred tax asset. A valuation allowance is being provided to reserve for significant deferred tax assets generated from net operating loss carryforwards and the nondeductible interest expense related to our Senior Discount Notes, issued in February 1998,that may not be realizable due to uncertainties surrounding income tax law changes and future operating income levels. Additionally,pursuant to the acquisition by KLTT on February 8, 2001, the Company has agreed to the allocation of, and use by, KLTT and/or its affiliates of the existing and future net operating losses of the Company to offset the taxable income of KLTT and/or its affiliates, except to the extent that the Company would otherwise have taxable income in the same tax year in which KLTT and/or its affiliate use such net operating losses.

Gain on Early Extinguishment of Debt

The Company recognized a gain on early extinguishment of debt, net of tax, of $57.3 million for the period ended June 30, 2001 as a result of the repurchase in February, 2001, of 50.4% of the Senior Discount Notes.

Liquidity and Capital Resources

We have funded our capital expenditures, working capital and debt requirements and operating losses through a combination of advance payments for future telecommunications services received from certain major customers, debt and equity financing and external borrowings.

At June 30, 2001, we had a working capital deficiency of $153.7 million, which represents an increase in working capital of $67.6 million compared to the working capital deficit of $221.3 million at December 31, 2000. This increase is primarily attributable to the Company's repurchase of 50.4% of its outstanding Senior Discount Notes in February 2001.

The net cash used in operating activities for the six-month period ended June 30, 2000 and 2001 totaled $4.0 million and $18.2 million, respectively. During 2001, net cash used in operating activities resulted primarily from payment of Accounts Payable of $17.5 million as we have completed various construction projects related to the build-out of our network.

Our investing activities used cash of $26.2 million for the six-month period ended June 30, 2001 and $34.2 million for the six-month period ended June 30, 2000. During both periods, 100% of the investing activities were related to network and equipment. We expect the decreasing trend in investing activities to continue as the Company pursues a more focused expansion plan in order to conserve capital during the current generally capital constrained condition of the telecommunications industry.

Cash used in financing activities was $2.2 million for the six-month period ended June 30, 2000 consisting primarily of amounts paid under our vendor financing agreement. During the six-month period ended June 30, 2001 cash flows generated from financing activities was $35.5 million and represented proceeds from loans from KLTT and repayment of our loan to stockholder, offset by payments made on our vendor financing agreement. We also repurchased 50.4% of the outstanding Senior Discount Notes in February, 2001, using the proceeds of a $94 million demand loan from KLTT and $.8 million of cash on hand.

On February 1, 2001, the Company purchased 50.4 percent of its Senior Discount Notes for a purchase price of $94.8 million pursuant to a tender offer. KLTT provided the Demand Loan to the Company of $94 million at an annual interest rate of 10% in order to complete this transaction. The Demand Loan received from KLTT is in the form of a demand note in which all principal and interest is due upon demand and is secured by a pledge of all the outstanding stock of Digital Teleport, Inc. and Digital Teleport of Virginia, Inc. As a result of the purchase made pursuant to the completion of the tender offer the Company reduced the principal amount outstanding of its Senior Discount Notes, net of unamortized underwriter's discount, by approximately $193.5 million and Deferred Financing Costs by approximately $2.9 million. These reductions resulted in a net benefit to the Company of $95.6 million consisting of a net gain on early extinguishment of debt to the Company of $57.3 million and a tax benefit of $38.3 million as a result of an adjustment in the Company's deferred tax valuation allowance as of February 1, 2001. The purchase of the Senior Discount Notes also reduces the amount of cash interest that will be due with respect to the Senior Discount
Notes by approximately $32 million annually starting in September 2003, when these payments begin, and replaced this interest with approximately $9.4 million in annual interest which will be payable in accordance with the Demand Loan. The consent solicitation made in connection with the tender offer authorized certain changes in the indenture associated with the Senior Discount Notes, including expanding the Company's allowable secured borrowings by an additional $194 million to a total of $294 million. These changes also permit the Demand Loan to be secured by the stock of the Company's subsidiaries and other financings to be secured by the assets of the Company and its subsidiaries.

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

Under the purchase agreement, KLTT had also committed to provide, or arrange for third party lenders to provide, a revolving credit facility ("Revolving Credit Facility") to the Company, to be made in 2001 in the amount of $75 million, the proceeds of which would be used for operations and capital expenditures as set forth in a reasonable capital budget to be established by the Company's Board of Directors. That commitment was implemented through a Credit Agreement, dated as of February 21, 2001, as amended, between the Company and KLTT which contains the terms and conditions for making these bridge loans while KLTT and the Company sought a permanent revolving credit facility. Under the terms of the Credit Agreement KLTT had loaned the Company a total of $39 million at 9.5% interest through June 30, 2001 that is secured, to the extent permitted by law or agreement, by all of the Company's assets. One of the conditions to making advances under the Credit Agreement is that there has been no change since February 1, 2001 in the business, property, prospects, condition (financial or otherwise) or results of operations of the Company which could reasonably be expected to have a material adverse effect on any of the foregoing matters.

The Company, with the assistance of KLTT, had obtained a contingent commitment from a major money-center bank to arrange a syndicate of bank lenders to provide a $100 million senior credit facility ("Senior Credit Facility") for the Company. KLTT and the
Company were recently informed that it would not be possible to obtain this Senior Credit Facility due to, among other things, the downturn in the telecommunications industry.

KLTT subsequently provided an additional loan to the Company on July 26, 2001, of $5.5 million that is secured, to the extent permitted by law or agreement, by all of the Company's assets. However, KLTT and the Company's Board of Directors determined on July 19, 2001, after taking into account the recommendation of a special committee of one independent director which was advised by independent counsel, that KLTT is not obligated to make, or arrange, any future loans to the Company under its previous commitment, the Credit Agreement or otherwise. This determination was based, among other factors, on the fact that the material adverse change condition in the Credit
Agreement for additional advances is not currently satisfied in view of the downturn in the telecommunications industry and the resulting decline in the Company's prospects and financial condition. However, KLTT has agreed to review the Company's revised business plan and to consider, in its sole judgment, lending up to the remaining $30.5 million contemplated by its original committment.

As a result of the above events, the Company is dependent upon KLTT's continued funding to enable it to operate and execute its refocused business plan. The Company is evaluating means to enhance its business by utilizing the significant metropolitan fiber assets that it has in its current regional network to provide metro access services, including high bandwidth services over an Ethernet based network targeted at enterprise customers (i.e., Gigabit Ethernet services). The Company is also actively exploring its strategic alternatives to address these developments which include a merger, sale of assets or some other type of recapitalization.

As a result of this development, the Company has determined to pursue a more focused expansion plan, in order to conserve capital and wait out the current downturn in the telecommunications industry. We anticipate our capital expenditure priorities during the balance of calendar 2001 will be focused principally on connectivity in secondary and tertiary markets in a five-state region and the metro access strategy. We estimate that the total additional cash funding requirements of the Company subsequent to June 30, 2001, necessary to implement this strategy, and to fund existing commitments and payables, will be approximately $33 million over the next 18 months. This $33 million estimated funding requirement consists of (i) approximately $25 million related to five-state region strategy and, (ii) approximately $8 million to fund the metro access strategy. As a part of this refocus, the Company will not carry through with its contingent commitment to purchase
$70 million in optical equipment from Cisco Systems. In the event we do not meet our projections under the revised business plan, or elect to modify the plan, we also may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures, debt service requirements.

Because of the downturn in the telecommunication industry, an impairment analysis was performed on the Company's assets in accordance with FASB 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The analysis indicated there was no impairment at this time.

In November 1999, we entered into an IRU agreement with Adelphia Business Solutions ("ABS") for over 4000 route miles on our network initially valued at between $27 to $42 million to DTI depending on the number of options for additional routes of fiber strands exercised by the parties. ABS paid $10 million in advance cash payments under the terms of the Agreement. In August 2000, ABS cancelled five routes or portions thereof, which will result in approximately $4.2 million in reduced future cash collections under the Agreement, plus the repayment to ABS of approximately $1.6 million previously paid to DTI by ABS, which was repaid in September 2000. In addition to providing for certain rights to cancel delivery of route segments not delivered to them by agreed upon dates, the Agreement also provides for monthly financial penalties for late deliveries. Subsequent to December 31, 2000, the Company reached an agreement with ABS to amend the Agreement between the parties. Under the terms of the Amendment, all penalties accruing to ABS as a result of the Company's failure to deliver routes by the contractual due dates ceased
as of December 31, 2000.  In addition, the Amendment allows
ABS to terminate four additional routes or portions thereof. The route cancellations will not require the repayment to ABS of any prepayments received by the Company for those cancelled routes. Those prepayments will be credited against amounts owed to the Company when the remaining routes are accepted by ABS. ABS will be allowed to defer all remaining route acceptances until January 2002, along with the payment of the remaining net approximately $9.6 million due to DTI. The amounts payable to DTI upon route delivery will accrue interest at 11% from the actual dates of delivery of the routes until their acceptance in January 2002, or
their earlier acceptance at the option of ABS.   As of June 30,
2001, the Company has recorded a receivable of $5.0 million related to the delivery of various routes under this agreement.

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

DTI has a swap agreement with a counter party under which both DTI and the counter party did not deliver their respective routes by the contracted due date. DTI and the counter party are in the process of reviewing the agreement regarding the late delivery by both parties.

In another swap agreement, if DTI does not settle an obligation by providing the counter party with additional DTI fiber acceptable to that party by December 31, 2001, DTI will be required to pay an additional $7 million in cash to the counter party. Additionally, DTI is in preliminary discussions with the counter party regarding a proposed amendment to the agreement that would allow for a reduction in the amount of fiber to be received by DTI and thus a reduction in the amount of the outstanding liability.

An agreement dating back to October 1994, between AmerenUE and ourselves requires us to construct a fiber optic network linking AmerenUE's 86 sites throughout the states of Missouri and Illinois in return for cash payments to DTI and the use of various rights-of-way including downtown St. Louis. As of June 30, 2001, we had completed approximately 78% of the sites required for AmerenUE and expect to complete all such construction by the end of calendar 2001. AmerenUE has set off against amounts payable to us up to $90,000 per month as damages and penalties under our contract with them due to our failure to meet certain construction deadlines, and AmerenUE has reserved its rights to seek other remedies under the contract which could potentially include reclamation of the rights-of-way granted to DTI. We are behind schedule with respect to such contract. Upon completion and turn-up of services, AmerenUE is contractually required to pay us a remaining lump sum expected to be approximately $1.3 million for their telecommunications services over our network.

On February 23, 1998, we completed the issuance and sale of the Senior Discount Notes, from which we received proceeds, net of underwriting discounts and expenses, totaling approximately
$265 million. As a result of the completion of the Company's tender offer for its Senior Discount Notes on February 1, 2001, the amount of Senior Discount Notes has been reduced by 50.4 percent and certain changes have been made to the indenture including expanding the Company's allowable secured borrowings by an additional $194 million to a total of $294 million, permitting the tender offer indebtedness, and permitting the acquisition of any or all of the Senior Discount Notes at any time. These changes permitted the tender offer financing and credit facility to be secured by the assets and stock of the Company and its subsidiaries. We have used the net proceeds (i) to fund additional capital expenditures required for the completion of the our network, (ii) to expand our management, operations and sales and marketing infrastructure and (iii) for additional working capital and other general corporate purposes. We may incur significant and possibly increasing operating losses and expect to generate negative net cash flows after capital expenditures during at least the next year as we continue to invest substantial funds to develop and expand our telecommunications services and customer base.

Subject to the Indenture provisions that limit restrictions on the ability of any of our Restricted Subsidiaries to pay dividends and make other payments to us, future debt instruments of Digital Teleport may impose significant restrictions that may affect, among other things, the ability of Digital Teleport to pay dividends or make loans, advances or other distributions to us. The ability of Digital Teleport to pay dividends and make other distributions also will be subject to, among other things, applicable state laws and regulations. Although the Senior Discount Notes do not require cash interest payments until September 1, 2003, at such time the Senior Discount Notes will require annual cash interest payments of approximately $31 million, after giving effect to the repurchase of the Senior Discount Notes. In addition, the Senior Discount
Notes mature on March 1, 2008. We currently expect that the earnings and cash flow, if any, of Digital Teleport will be retained and used by such subsidiary in its operations, including servicing its own debt obligations. We do not anticipate that we will receive any material distributions from Digital Teleport prior to September 1, 2003. Even if we determine to pay a dividend on or make a distribution in respect of the capital stock of Digital Teleport, there can be no assurance that Digital Teleport will generate sufficient cash flow to pay such a dividend or distribute such funds to us or that applicable state law and contractual restrictions, including negative covenants contained in any future debt instruments of Digital Teleport, will permit such dividends or distributions. The failure of Digital Teleport to pay or to generate sufficient earnings or cash flow to distribute any cash dividends or make any loans, advances or other payments of funds to us would have a material adverse effect on our ability to meet our obligations on the Senior Discount Notes. Further, there can be no assurance that we will have available, or will be able to acquire from alternative sources of financing, funds sufficient to repurchase the Senior Discount Notes in the event of a Change of Control as defined in the Indenture. Accordingly, if we cannot achieve operating profitability or positive cash flows from operating activities, we may not be able to service the Senior Discount Notes or to meet our other debt service or working capital requirements, which would have a material adverse effect on us.

Forward Looking Statements

Certain statements throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially from those expressed or implied by the forward looking statements.
These statements describe our attempt to predict future events. We use the words "believe," "anticipate," "expect," "well" and "estimated completion" similar expressions to identify forward-looking statements. You should be aware that these forward-looking statements are subject to a number of risks, assumptions, and uncertainties, such as:

- Risks associated with our capital requirements and existing debt;
- Risks associated with increasing competition in the telecommunications industry, including industry over-capacity and declining prices;
- Changes in laws and regulations that govern the telecommunications industry;
- Risks related to obtaining significant revenue increases;
- Risks related to continuing our network expansion without delays, including the need to obtain permits and rights-of-way and performance penalties for failure to meet delivery deadlines; and
- Other risks discussed in the Company's Form 10K under "Risk Factors" filed with the Securities and Exchange
   Commission for the period ended December 31, 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2001, the Company had $200.6 million of 12 1/2% Senior Discount Notes, due 2008, $39.0 million in revolving credit facility from KLTT and $94 million demand loan from KLTT. The Company's short-term and long-term obligations are principally fixed interest rate, and as a result, the Company is less sensitive to market rate fluctuations. The Company currently does not use derivative financial instruments to manage its interest rate risk and has no cash flow exposure due to general interest rate changes for its fixed interest rate long-tem debt.

All of the Company's revenue is derived from domestic operations, so risk related to foreign currency exchange rates is considered minimal.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2001, a group of six land owners filed suit in Macon County Court, Illinois seeking damages of $523,000, plus punitive damages in the same amount and costs. These suits arose out of the Company's alleged failure to obtain all of the necessary rights-of-way from these landowners on a segment of DTI's constructed network in Illinois. The Company does not have any IRU customers on this segment and does not currently intend to light this segment in the near term in view of its more focused expansion plan. The Company has also secured an alternate route which does not cross these plaintiffs' lands. Further, the Company believes it can exercise condemnation powers as a state utility to obtain these rights for fair compensation in the event that it is determined that additional rights-of-way are needed on this segment or other segments in Illinois. Two landowners in Tennessee have also filed suit against the Company, asserting that the Company did not obtain all of the necessary rights-of-way from the plaintiffs and seeking damages of $143,000.

It is possible that similar claims might be asserted on these segments or other segments of the Company's network. The Company is unable to predict the amount of any damages that might be awarded in the Macon County or Tennessee suits, or in any other suit that might be filed alleging similar claims. The Company intends to review its network to determine what additional rights of way might be necessary or appropriate to obtain. The Company is unable to predict the extent to which additional rights of way may be needed, or the cost of obtaining such rights of way.

In addition, from time to time the Company is named as a defendant in other routine lawsuits incidental to its business. The Company believes that none of these other current proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits

10.35  DTI  Holdings, Inc., 2001 Stock Option Plan Amended
       and   Restated,  effective  April  1,  2001   filed
       herewith.

10.36  Amendment  2  to  Credit Agreement between  Digital
       Teleport, Inc. and KLT Telecom Inc. dated  June  4,
       2001 filed herewith

10.37  Security  Agreement between Digital Teleport,  Inc.
       and KLT Telecom Inc. dated July 26, 2001 filed herewith.

10.38  Emergency  Term  Promissory  Note  between  Digital
       Teleport, Inc. and KLT Telecom Inc. dated July  26,
       2001 filed herewith.

(b)  Reports on Form 8-K

During   second-quarter  2001,  the  Company   filed   the
following current reports on Form 8-K:

(1)    Form 8-K Filed April 9, 2001 was filed pursuant  to
       Item 5 (Other Events).

(2)    Form 8-K Filed July 25, 2001 was filed pursuant  to
       Item 5 (Other Events).

			    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				  DTI HOLDINGS, INC.

Date:      August 9, 2001         /S/Gary W. Douglass
       ----------------------     -----------------------------
				  Gary W. Douglass, Senior Vice
				  President Finance and
				  Administration and
				  Chief Financial Officer
				  (Principal Financial and
				  Accounting Officer)