Form 10-Q
period 2001-09-30
DTI HOLDINGS INC
filed 2001-11-08
CIK 1058956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.  20549

                  _____________________

                        FORM 10-Q

 [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2001

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

             Yes  X                              No ______

No non-affiliates of the registrant own common stock of the registrant.

                       DTI HOLDINGS, INC.

                            FORM 10-Q

                       September 30, 2001

                        TABLE OF CONTENTS
                                                             Page
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December      3
         31, 2000 and September 30, 2001 (Unaudited)

         Condensed Consolidated Statements of Operations for    4
         the Three and Nine Months Ended September 30, 2000 and 2001 (Unaudited)

         Condensed Consolidated Statements of Cash Flows for    5
         the Nine Months Ended September 30, 2000 and 2001
         (Unaudited)

         Notes to Condensed Consolidated Financial              6
         Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial     11
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about        19
         Market Risk


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                     20

Item 6.  Exhibits and Reports on Form 8-K                      21

Signatures

                 PART I - FINANCIAL INFORMATION

               DTI HOLDINGS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS


                                  December 31,     September 30,
                                     2000              2001
                                 _____________   _______________
 Assets                                            (Unaudited)
 Current assets:
   Cash and cash equivalents       $10,639,366        $1,956,052
   Trade accounts receivable,          626,091           276,207
   net
   Other receivables                         -         3,560,868
   Prepaid and other current         1,550,789           995,581
   assets
                                 _____________   _______________
        Total current assets        12,816,246         6,788,708
 Property and equipment, net       361,314,245       383,325,555
 Deferred financing costs, net       6,020,632         2,162,492
 Prepaid fiber usage rights            349,628           295,376
 Other assets                          626,637           810,272
                                 _____________   _______________
     Total                        $381,127,388      $393,382,403
                                 _____________   _______________
                                 _____________   _______________

 Liabilities and stockholders'
 equity (deficit)
 Current liabilities:
   Accounts payable                $23,566,886        $4,212,772
   Demand loan from parent                   -        94,000,000
   Credit facility from parent               -        46,000,000
   Interest payable to parent                -         8,109,417
   IRU payable                       7,093,000         7,093,000
   Taxes payable                     2,311,584         4,014,458
   Vendor financing                  5,836,766         3,077,259
   Senior discount notes, net of   191,376,908                 -
   unamortized underwriter's
   discount of $2,634,050 and
   $0, respectively
   Other accrued liabilities         3,919,650         5,323,320
                                 _____________   _______________
        Total current              234,104,794       171,830,226
        liabilities
 Senior discount notes, net of     188,414,535       206,853,211
 unamortized underwriter's
 discount of $2,593,278, and
 $1,829,579, respectively
 Deferred revenues                  41,148,937        45,594,735
 Vendor financing                    2,100,030                 -
                                 _____________   _______________
        Total liabilities          465,768,296       424,278,172
                                 _____________   _______________
 Commitments and contingencies
 Stockholders' equity (deficit):
   Preferred stock, $.01 par                 -                 -
   value, 20,000 shares
   authorized, no shares issued
   and outstanding
   Convertible series A                    300               300
   preferred stock, $.01 par
   value, (aggregate liquidation
   preference of $45,000,000)
   30,000 shares authorized,
   issued and outstanding
   Common stock, $.01 par value,       300,000           300,000
   100,000,000 shares
   authorized, 30,000,000 shares
   issued and outstanding
   Additional paid-in capital       44,213,063        44,213,063
   Common stock warrants            10,421,336        10,421,336
   Unearned compensation              (18,190)                 -
   Loan to stockholder             (1,593,122)                 -
   Accumulated deficit           (137,964,295)      (85,830,468)
                                 _____________   _______________
            Total stockholders'   (84,640,908)      (30,895,769)
            equity (deficit)
                                 _____________   _______________
Total                             $381,127,388      $393,382,403
                                 _____________   _______________
                                 _____________   _______________


   See notes to condensed consolidated financial statements.

                            DTI HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                        Three Months                   Nine Months
                                           Ended                          Ended
                               _____________________________  _____________________________
                                September 30,   September 30,  September 30,   September 30,
                                    2000            2001           2000            2001
                               ______________  _____________  ______________ ______________
REVENUES:
 Telecommunications services:
   Carrier's carrier services      $2,740,119     $4,393,347      $7,433,351    $12,593,598
   End-user services                  138,371        134,873         288,641        404,622
                               ______________  _____________  ______________ ______________
      Total revenues                2,878,490      4,528,220       7,721,992     12,998,220
                               ______________  _____________  ______________ ______________

OPERATING EXPENSES:
   Telecommunications services      3,767,880      4,404,974       9,866,364     13,426,779
   Write-off of prepaid fiber       1,976,000              -       1,976,000              -
   usage rights
   Selling, general and             1,267,326      1,786,923       4,029,877      4,690,759
   administrative
   Depreciation and                 4,005,369      4,998,851      11,207,773     14,462,008
   amortization
                               ______________  _____________  ______________ ______________

      Total operating expenses     11,016,575     11,190,748      27,080,014     32,579,546
                               ______________  _____________  ______________ ______________


LOSS FROM OPERATIONS              (8,138,085)    (6,662,528)    (19,358,022)   (19,581,326)

OTHER INCOME (EXPENSE):
   Interest income                    525,912        136,558       2,042,927        371,487
   Interest expense               (9,736,162)    (8,195,612)    (28,355,358)   (24,226,197)
                               ______________  _____________  ______________ ______________

      Total other income          (9,210,250)    (8,059,054)    (26,312,431)   (23,854,710)
      (expense)
                               ______________  _____________  ______________ ______________


NET LOSS BEFORE INCOME TAX       (17,348,335)   (14,721,582)    (45,670,453)   (43,436,036)
BENEFIT

TAX (PROVISION)/BENEFIT                     -              -     (2,234,331)     38,315,098
                               ______________  _____________  ______________ ______________


NET INCOME/(LOSS) BEFORE         (17,348,335)   (14,721,582)    (47,904,784)    (5,120,938)
EXTRAORDINARY ITEM

EXTRAORDINARY ITEM - GAIN ON
EARLY EXTINGUISHMENT OF DEBT-               -              -               -     57,254,765
NET OF TAX
                               ______________  _____________  ______________ ______________


 NET INCOME/(LOSS)              $(17,348,335)  $(14,721,582)   $(47,904,784)    $52,133,827
                               ______________  _____________  ______________ ______________
                               ______________  _____________  ______________ ______________


    See notes to condensed consolidated financial statements.

                DTI HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                          Nine Months Ended
                                   ________________________________
                                   September 30,      September 30,
                                       2000               2001
                                   _______________   ______________
 Cash flows provided by
 operating activities:
   Net (loss) income                $(47,904,784)       $52,133,827
   Adjustments to reconcile net
   (loss) income to cash
   provided by (used in)
   operating activities:
     Depreciation and                  11,207,773        14,462,008
     amortization
     Accretion of senior               26,159,519        15,042,309
     discount notes
     Amortization of deferred           1,448,418           807,487
     financing costs
     Amortization of unearned              27,270            18,190
     compensation
     Gain on early                              -      (57,254,765)
     extinguishment of debt
     Deferred income taxes              3,234,331      (38,315,098)
     Other noncash items                  555,568           363,669
     Changes in assets and                      -
     liabilities:
       Trade accounts receivable         (31,287)           349,884
       Other assets                     2,974,481       (3,135,043)
       Accounts payable                 9,815,711      (19,354,114)
       Other liabilities                1,072,344         9,136,925
       Taxes payable                      747,015         1,702,874
       Deferred revenues                5,681,106         4,445,798
                                   ______________     _____________
 Net cash flows provided by            14,987,465      (19,596,049)
 (used in) operating activities
                                   ______________     _____________

 Cash flows from investing
 activities:
   Increase in network and           (55,077,191)      (30,999,643)
   equipment
                                   ______________     _____________
 Net cash used in investing          (55,077,191)      (30,999,643)
 activities
                                   ______________     _____________

 Cash flows from financing
 activities:
   Proceeds from demand loan                    -        94,000,000
   from parent
   Proceeds from credit facility                -        46,000,000
   from parent
   Repurchase of senior discount                -      (94,833,700)
   notes
   Repayment of vendor financing      (2,839,252)       (4,859,537)
   Proceeds from repayment of                   -         1,605,615
   loan to stockholder
                                   ______________     _____________
 Cash flows (used in) provided        (2,839,252)        41,912,378
 by financing activities
                                   ______________     _____________

 Net decrease in cash and cash       (42,928,978)       (8,683,314)
 equivalents
 Cash and cash equivalents,                              10,639,366
 beginning of period                   73,190,771
                                   ______________     _____________
 Cash and cash equivalents, end       $30,261,793        $1,956,052
 of period
                                   ______________     _____________
                                   ______________     _____________

 Noncash investing and financing
 activities:
   Interest capitalized to fixed       $6,627,898        $5,473,675
   assets
                                   ______________     _____________
                                   ______________     _____________
   Fixed assets acquired through       $4,279,808        $        -
   vendor financing
                                   ______________    ______________
                                   ______________    ______________


     See notes to condensed consolidated financial statements.

DTI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------

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

In the opinion of the management of DTI Holdings, Inc. ("Holdings") and its subsidiaries (collectively, the "Company" or "DTI") the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial information for the interim periods presented and have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim results of operations are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

2. TENDER OF SENIOR DISCOUNT NOTES, OWNERSHIP EXCEEDING 80 PERCENT AND GOING CONCERN

On February 1, 2001, Holdings purchased 50.4 percent of its Senior Discount Notes for a purchase price of $94.8 million pursuant to a tender offer. KLT Telecom Inc. ("KLTT"), the then indirect telecommunications subsidiary of Kansas City Power & Light Company ("KCP&L"), provided a demand loan ("Demand Loan") to Holdings of $94 million at an annual interest rate of 10% in order to complete this transaction. KLTT now is the indirect telecommunications subsidiary of Great Plains Energy Incorporated, a public utility holding company of which KCP&L now is a subsidiary. The Demand Loan received from KLTT is in the form of a demand note in which all principal and interest is due upon demand and is secured by a pledge of all the outstanding stock of Digital Teleport, Inc. (the "Subsidiary") and Digital Teleport of Virginia, Inc. As a result of the purchase made pursuant to the completion of the tender offer, Holdings reduced the principal amount outstanding of its Senior Discount Notes, net of unamortized underwriter's discount, by approximately $193.5 million and Deferred Financing Costs by approximately $2.9 million. These reductions resulted in a net benefit to the Company of $95.6 million consisting of a net gain on early extinguishment of debt to the Company of $57.3 million and a tax benefit of $38.3 million as a result of an adjustment in the Company's deferred tax valuation allowance as of February 1, 2001. The purchase of the Senior Discount Notes also reduces the amount of cash interest that will be due with respect to the Senior Discount Notes by approximately $32 million annually starting in September 2003, when these payments begin, and replaced this interest with approximately $9.4 million in annual interest which will be payable in accordance with the Demand Loan. The consent solicitation made in connection with the tender offer authorized certain changes in the indenture associated with the Senior Discount Notes, including expanding the Company's allowable secured borrowings by an additional $194 million to a total of $294 million. These changes also permit the Demand Loan to be secured by the stock of the Subsidiary and Digital

Teleport of Virginia, Inc., and other financings to be secured by the assets of the Company and its subsidiaries.

On February 8, 2001, KLTT acquired an additional 30.7 percent of the fully diluted shares of Holdings from Richard D. Weinstein, the former Chairman, President and CEO of the Company for $33.6 million in cash. An additional 5 percent of the fully diluted shares were purchased by KLTT through a tender offer for Holdings' outstanding warrants issued in connection with the Senior Discount Notes and the purchase by KLTT of a separate warrant for 1 percent of Holdings' common stock, that results in KLTT now owning 82.1 percent of Holdings' fully diluted shares, excluding shares underlying stock options granted under Holdings' 2001 Stock Option Plan. Shares underlying options granted under that plan are excluded from this calculation because each optionee, upon exercise of the options, is entitled only to receive cash in lieu of shares in an amount equal to the spread between the fair market of the shares and the exercise price in the event that such exercise would either (i) cause the Company to cease being a member of the affiliated group with KLTT for federal income tax purposes, or (ii) cause a change of control as defined in the Indenture, as amended, for the Senior Discount Notes.

Under the purchase agreement, Mr. Weinstein resigned as Chairman, President and CEO and retained just over 15 percent of the fully diluted ownership and a seat on the DTI board. Paul Pierron was appointed the new President and CEO of the Company in April 2001. KLTT also acquired Mr. Weinstein's interest in the Company's St. Louis point-of-presence and switch facility, which now results in the Company making payments to KLTT for use of this facility. Additionally, as a part of the purchase agreement in February 2001, Mr. Weinstein repaid an outstanding loan to the Company in the amount of $1.6 million including interest, which had resulted from the settlement of certain litigation against the Company and Mr. Weinstein.

Under the purchase agreement, KLTT also had committed to provide, or arrange for third party lenders to provide, a revolving credit facility to the Subsidiary, to be made in 2001 in the amount of $75 million, the proceeds of which would be used for operations and capital expenditures as set forth in a reasonable capital budget to be established by the Subsidiary's Board of Directors. That commitment was implemented through a credit agreement, dated as of February 21, 2001, as amended, between the Subsidiary and KLTT (the "Credit Agreement") which contains the terms and conditions for making these bridge loans while KLTT and the Subsidiary sought a permanent revolving credit facility for the Subsidiary. Under the terms of the Credit Agreement, KLTT had loaned the Subsidiary a total of $39 million at 9.5% interest through September 30, 2001 that is secured, to the extent permitted by law or agreement, by all of the Subsidiary's assets. One of the conditions to making advances under the Credit Agreement was that there had been no change since February 1, 2001 in the business, property, prospects, condition (financial or otherwise) or results of operations of the Company which could reasonably be expected to have a material adverse effect on any of the foregoing matters.

The Subsidiary, with the assistance of KLTT, had obtained a contingent commitment from a major money-center bank to arrange a syndicate of bank lenders to provide a $100 million senior credit facility ("Senior Credit Facility") for the Subsidiary. KLTT and the Subsidiary were informed that it would not be possible to obtain this Senior Credit Facility due to, among other things, the downturn in the telecommunications industry. As a result of this development, the Subsidiary has determined to pursue a more focused business plan. In order to conserve capital in the current generally capital constrained telecommunications industry, the Subsidiary is focusing primarily on connectivity in secondary and tertiary markets in a five-state region and utilizing the significant metropolitan fiber assets that it has in its current regional network to provide selected metro access services, including high bandwidth services over an Ethernet based network targeted at enterprise customers (i.e., Gigabit Ethernet services). As a part of this focus, the Subsidiary has determined not to carry through with its contingent commitment to purchase
$70 million in optical equipment from Cisco Systems.

KLTT and the Boards of Directors of Holdings and the Subsidiary determined on July 19, 2001, after taking into account the recommendation of a special committee of one independent director which was advised by independent counsel, that KLTT is not obligated to make, or arrange, any future loans to the Subsidiary under its previous commitment, the Credit Agreement or otherwise. This determination was based on, among other factors, the fact that the material adverse change condition in the Credit Agreement for additional advances is not currently satisfied in view of the downturn in the telecommunications industry and the resulting decline in the Subsidiary's prospects and financial condition. However, KLTT subsequently provided an additional loan to the Subsidiary on July 26, 2001, of $5.5 million at 9.5% interest due February 2002 (the "July Loan"), that is secured, to the extent permitted by law or agreement, by all of the Subsidiary's equipment.

KLTT subsequently provided an additional loan facility to the Subsidiary on September 25, 2001 of up to $5.0 million at 9.5% interest due February 2002 (the "September Loan"), that is secured, to the extent permitted by law or agreement, by all of the Subsidiary's assets. Future advances under the September Loan are subject to the Subsidiary satisfying specified conditions relating to, among other things, the Subsidiary's revenue, EBITDA and capital expenditures. No assurance can be given that the Subsidiary will be able to satisfy the conditions to future advances under the September Loan. As of September 30, 2001, the Subsidiary had borrowed $1.5 million of the $5.0 million made available under the September Loan, and $44.5 million made available under the Credit Agreement and the July Loan from KLTT for a total of $46.0 million as of September 30, 2001.

The accompanying consolidated financial statements and financial information has been prepared assuming that the Company will continue as a going concern. As a result of cumulative losses and negative cash flow to date the Company may have insufficient liquidity to meet its needs for continuing operations and meeting its obligations as they come due. As a result DTI is dependent upon KLTT's continued funding of the Subsidiary to enable the Subsidiary to operate and execute its refocused business plan.
The Subsidiary continues to evaluate means to enhance its business by focusing primarily on connectivity in secondary and tertiary markets in a five-state region and by utilizing the significant metropolitan fiber assets that it has in its current regional network to provide selected metro access services, including high bandwidth services over an Ethernet based network targeted at enterprise customers (i.e., Gigabit Ethernet services). The Company is also actively exploring its strategic alternatives to address these developments which include a merger, sale of assets, bankruptcy and all other types of recapitalization. Moreover, KLTT has indicated that it will not consider providing additional funding to the Company unless KLTT determines, in its sole judgment, that sufficient progress has been made in connection with the Company's implementation of such strategic alternatives. Consequently, absent additional funding, there is doubt about DTI's ability to continue as a going concern. Additionally, there can be no assurance that DTI will be successful in any of the above mentioned actions or plans in a timely basis or on terms that are acceptable to it and within the restrictions of its existing financing arrangements, or at all.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated retirement cost. This Statement is required to be adopted for financial statements issued for fiscal years beginning after June 15, 2002. Early adoption of this statement is allowed, however, the Company has currently not adopted this statement. The effects of this statement on the Company's financial statements is not known at this time.

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144 "). This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (" FAS 121"). However, FAS 144 retains the fundamental provisions of FAS 121. FAS 144 is effective for the evaluation and measurement of impairment losses arising in financial statements issued for fiscal years beginning after December 15, 2001. Early adoption is allowed, however, the Company has currently not adopted this statement. The effects of this statement on the Company's financial statements is not known at this time.

4. OTHER RECEIVABLES

Included in other receivables in the accompanying condensed consolidated balance sheets is $3.6 million representing amounts due under an existing IRU agreement that is due according to the terms of the agreement, as amended, in January 2002.


5.    NETWORK AND EQUIPMENT

Network and equipment consists of the following as of:


                                December 31,     September 30,
                                   2000              2001
                             _______________   _______________

 Land                             $1,946,343        $2,184,630
 Fiber optic cable plant         190,704,018       216,173,382
 Fiber usage rights              137,436,763       141,711,928
 Fiber optic terminal             46,766,492        49,919,600
 equipment
 Network buildings                11,040,794        13,708,201
 Furniture, office equipment       3,101,193         3,699,407
 and other
 Leasehold improvements              601,406           673,181
                             _______________   _______________

                                 391,597,009       428,070,329
 Less - accumulated
 depreciation                     30,282,764        44,744,774
                             _______________   _______________
 Network and equipment, net                $                 $
                                 361,314,245       383,325,555
                             _______________   _______________
                             _______________   _______________


At December 31, 2000 and September 30, 2001, fiber optic cable plant, fiber usage rights, fiber optic terminal equipment and network buildings include $67 million and $47 million of construction in progress, respectively, that was not in service and, accordingly, has not been depreciated.

6.   INCOME TAXES

Pursuant to the acquisition by KLTT on February 8, 2001, the Company has agreed, in accordance with a Tax Allocation Agreement, to the allocation of, and use by, KLTT and/or its affiliates of the existing and future net operating losses of the Company to offset the taxable income of KLTT and/or its affiliates, except to the extent that the Company would otherwise have taxable income in the same tax year in which KLTT and/or its affiliate use such net operating losses.

7.   COMMITMENTS AND CONTINGENCIES

In June 2001, a group of nine land owners filed suit in Macon County Court, Illinois seeking damages of $523,000, plus punitive damages in the same amount and costs. These suits arose out of the Company's alleged failure to obtain all of the necessary rights-of-way from these landowners on a segment of DTI's constructed network in Illinois. The Company does not have any IRU customers on this segment and does not currently intend to light this segment in the near term in view of its more focused business plan. The Company also has secured an alternate route that does not cross these plaintiffs' lands. Further, the Company believes it can exercise condemnation powers as a state utility to obtain these rights for fair compensation in the event that it is determined that additional rights-of-way are needed on this segment or other segments in Illinois. Two landowners in Tennessee have also filed suit against the Company, asserting that the Company did not obtain all of the necessary rights-of-way from the plaintiffs and seeking damages of $143,000.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue

Total revenue for the three and nine months ended September 30, 2001 increased $1.6 million (57%) and $5.3 million (68%) from the comparable prior year period. This growth is primarily attributable to increased revenues from carrier's carrier services. Revenues from carrier's carrier services for the same periods were up 60% and 69%, respectively. The increase was due principally to additional sales of transport business on the Company's in-service routes.

Operating Expenses

Total operating expenses increased $0.2 million and $5.5 million for the quarter and nine-month period ended September 30, 2001 compared to the same periods in the prior year. Telecommunication services expenses increased $0.6 million for the quarter and increased $3.6 million for the nine-month period ended September 30, 2001 compared to the same periods in the prior year. This increase primarily reflects the increase of costs related to accepted dark fiber segments, repairs and maintenance costs, property taxes and personnel costs related to the growth of the
Company's operational infrastructure.   These increased costs were
offset in part by the Company's settlement of a swap agreement under which both DTI and the counterparty had not delivered their respective routes by the contracted due date. The counterparty to the swap agreement had delivered both of its routes and the Company had delivered one of our two routes. Pursuant to the settlement agreement reached both the counterparty and DTI have netted all future cash payments due under the original agreement. Both parties have also substantially delivered all routes due under the terms of the original agreement. As a result of the settlement of this swap agreement, the Company wrote-off $0.5 million in related payables as of September 2001 and will experience reduced future expenditures by approximately $0.2 million per month over the next twenty years.

In the prior year, the Company abandoned its short-term two-fiber lease from Las Vegas to Dallas and St. Louis to Chicago as the
Company had developed alternative solutions for these routes.   As
a result of this decision, the Company recorded a one-time write-off of prepaid fiber usage rights of $2.0 million.

Selling, general and administrative costs have increased approximately $0.5 million over the three month period and $0.7 million over the nine month period ended September 30, 2001, versus the respective prior year periods primarily as a result of the Company substantially increasing the headcount in both its' sales and marketing departments to support its' increased sales efforts.

Depreciation and amortization grew $3.3 million for the nine month period ended September 30, 2001 in comparison to the same period in the prior year due to increasing amounts of the Company's fiber optic network being placed into service.

Other Income (Expense)

Net other income (expense) for the nine-month period decreased $2.5 million to a net expense of $23.9 million in 2001. Net other income (expense) decreased between periods primarily due to the Company's repurchase of 50.4% of its Senior Discount Notes on February 1, 2001 resulting in a lower principal balance and interest rate associated with the financing from KLTT. As a result of the repurchase, the Company has reduced the amount of accretion related to the Senior Discount Notes. This reduction in accretion related to the Senior Discount Notes is offset in part by a reduction in the interest income earned on the portion of the proceeds from the Senior Discount Notes invested in short-term investment-grade securities as the cash related to the Senior Discount Notes has been fully utilized in connection with the implementation of our business strategy.

Income Taxes

The Company recognized an income tax benefit of $38.3 million as a result of the net gain on the early extinguishment of debt in February, 2001, which allowed the Company to adjust our deferred tax valuation allowance for the period ended September 30, 2001.
A tax provision of $2.2 million was recorded in the same period in the prior year to reflect the recording of a valuation allowance against the Company's deferred tax asset. A valuation allowance is being provided to reserve for significant deferred tax assets generated from net operating loss carryforwards and the nondeductible interest expense related to the Senior Discount Notes, issued in February 1998, that may not be realizable due to uncertainties surrounding income tax law changes and future operating income levels. Additionally, pursuant to the acquisition by KLTT on February 8, 2001, the Company has agreed, pursuant to a Tax Allocation Agreement, to the allocation of, and use by, KLTT and/or its affiliates of the existing and future net operating losses of the Company to offset the taxable income of KLTT and/or its affiliates, except to the extent that the Company would otherwise have taxable income in the same tax year in which KLTT and/or its affiliate use such net operating losses.

Gain on Early Extinguishment of Debt

The Company recognized a gain on early extinguishment of debt, net of tax, of $57.3 million for the period ended September 30, 2001 as a result of the repurchase in February, 2001, of 50.4% of the Senior Discount Notes.

Liquidity and Capital Resources

The Company has funded its capital expenditures, working capital and debt requirements and operating losses through a combination of advance payments for future telecommunications services received from certain major customers, debt and equity financing and external borrowings.

At September 30, 2001, the Company had a working capital deficiency of $165.0 million, which represents an increase in working capital of $56.2 million compared to the working capital deficit of $221.3 million at December 31, 2000. This increase is primarily attributable to the Company's repurchase of 50.4% of its outstanding Senior Discount Notes in February 2001.

The net cash provided by (used in) operating activities for the nine-month period ended September 30, 2000 and 2001 totaled $15.0 million and ($19.6) million, respectively. During 2001, net cash used in operating activities resulted primarily from payment of Accounts Payable of $19.4 million as various construction projects related to the build-out of the Company's network were completed.

The Company's investing activities used cash of $31.0 million for the nine-month period ended September 30, 2001 and $55.1 million for the nine-month period ended September 30, 2000. During both periods, 100% of the investing activities were related to network and equipment. The

Company expects the decreasing trend in investing activities to continue as the Company pursues a more focused business plan in order to conserve capital during the current generally capital constrained condition of the telecommunications industry.

Cash used in financing activities was $2.8 million for the nine-month period ended September 30, 2000 consisting primarily of amounts paid under the Company's vendor financing agreement. During the nine-month period ended September 30, 2001 cash flows generated from financing activities was $42.0 million and represented proceeds from loans from KLTT and repayment of the Company's loan to stockholder, offset by payments made on our vendor financing agreement. The Company also repurchased 50.4% of the outstanding Senior Discount Notes in February, 2001, using the proceeds of a $94 million demand loan from KLTT and $0.8 million of cash on hand.

On February 1, 2001, Holdings purchased 50.4 percent of its Senior Discount Notes for a purchase price of $94.8 million pursuant to a tender offer. KLT Telecom Inc. ("KLTT"), the then indirect telecommunications subsidiary of Kansas City Power & Light Company ("KCP&L"), provided a demand loan ("Demand Loan") to Holdings of $94 million at an annual interest rate of 10% in order to complete this transaction. KLTT now is the indirect telecommunications subsidiary of Great Plains Energy Incorporated, a public utility holding company of which KCP&L now is a subsidiary. The Demand Loan received from KLTT is in the form of a demand note in which all principal and interest is due upon demand and is secured by a pledge of all the outstanding stock of Digital Teleport, Inc. (the "Subsidiary") and Digital Teleport of Virginia, Inc. As a result of the purchase made pursuant to the completion of the tender offer, Holdings reduced the principal amount outstanding of its Senior Discount Notes, net of unamortized underwriter's discount, by approximately $193.5 million and Deferred Financing Costs by approximately $2.9 million. These reductions resulted in a net benefit to the Company of $95.6 million consisting of a net gain on early extinguishment of debt to the Company of $57.3 million and a tax benefit of $38.3 million as a result of an adjustment in the Company's deferred tax valuation allowance as of February 1, 2001. The purchase of the Senior Discount Notes also reduces the amount of cash interest that will be due with respect to the Senior Discount Notes by approximately $32 million annually starting in September 2003, when these payments begin, and replaced this interest with approximately $9.4 million in annual interest which will be payable in accordance with the Demand Loan. The consent solicitation made in connection with the tender offer authorized certain changes in the indenture associated with the Senior Discount Notes, including expanding the Company's allowable secured borrowings by an additional $194 million to a total of $294 million. These changes also permit the Demand Loan to be secured by the stock of the Subsidiary and Digital Teleport of Virginia, Inc., and other financings to be secured by the assets of the Company and its subsidiaries.

On February 8, 2001, KLTT acquired an additional 30.7 percent of the fully diluted shares of Holdings from Richard D. Weinstein, the former Chairman, President and CEO of the Company for $33.6 million in cash. An additional 5 percent of the fully diluted shares were purchased by KLTT through a tender offer for Holdings' outstanding warrants issued in connection with the Senior Discount Notes and the purchase by KLTT of a separate warrant for 1 percent of Holdings' common stock, that results in KLTT now owning 82.1 percent of Holdings' fully diluted shares, excluding shares underlying stock options granted under Holdings' 2001 Stock Option Plan. Shares underlying options granted under that plan are excluded from this calculation because each optionee, upon exercise of the options, is entitled only to receive cash in lieu of shares in an amount equal to the spread between the fair market of the shares and the exercise price in the event that such exercise would either (i) cause the Company to cease being a member of the affiliated group with KLTT for federal income tax purposes, or
(ii) cause a change of control as defined in the Indenture, as amended, for the Senior Discount Notes.

Under the purchase agreement, Mr. Weinstein resigned as Chairman, President and CEO and retained just over 15 percent of the fully diluted ownership and a seat on the DTI board. Paul Pierron was appointed the new President and CEO of the Company in April 2001. KLTT also acquired Mr. Weinstein's interest in the Company's St. Louis point-of-presence and switch facility, which now results in the Company making payments to KLTT for use of this facility. Additionally, as a part of the purchase agreement in February 2001, Mr. Weinstein repaid an outstanding loan to the Company in the amount of $1.6 million including interest, which had resulted from the settlement of certain litigation against the Company and Mr. Weinstein.

Under the purchase agreement, KLTT also had committed to provide, or arrange for third party lenders to provide, a revolving credit facility to the Subsidiary, to be made in 2001 in the amount of $75 million, the proceeds of which would be used for operations and capital expenditures as set forth in a reasonable capital budget to be established by the Subsidiary's Board of Directors. That commitment was implemented through a credit agreement, dated as of February 21, 2001, as amended, between the Subsidiary and KLTT (the "Credit Agreement") which contains the terms and conditions for making these bridge loans while KLTT and the Subsidiary sought a permanent revolving credit facility for the Subsidiary. Under the terms of the Credit Agreement, KLTT had loaned the Subsidiary a total of $39 million at 9.5% interest through September 30, 2001 that is secured, to the extent permitted by law or agreement, by all of the Subsidiary's assets. One of the conditions to making advances under the Credit Agreement was that there had been no change since February 1, 2001 in the business, property, prospects, condition (financial or otherwise) or results of operations of the Company which could reasonably be expected to have a material adverse effect on any of the foregoing matters.

The Subsidiary, with the assistance of KLTT, had obtained a contingent commitment from a major money-center bank to arrange a syndicate of bank lenders to provide a $100 million senior credit facility ("Senior Credit Facility") for the Subsidiary. KLTT and the Subsidiary were informed that it would not be possible to obtain this Senior Credit Facility due to, among other things, the downturn in the telecommunications industry. As a result of this development, the Subsidiary has determined to pursue a more focused business plan. In order to conserve capital in the current generally capital constrained telecommunications industry, the Subsidiary is focusing primarily on connectivity in secondary and tertiary markets in a five-state region and utilizing the significant metropolitan fiber assets that it has in its current regional network to provide selected metro access services, including high bandwidth services over an Ethernet based network targeted at enterprise customers (i.e., Gigabit Ethernet services). As a part of this focus, the Subsidiary has determined not to carry through with its contingent commitment to purchase $70 million in optical equipment from Cisco Systems.

KLTT and the Boards of Directors of Holdings and the Subsidiary determined on July 19, 2001, after taking into account the recommendation of a special committee of one independent director which was advised by independent counsel, that KLTT is not obligated to make, or arrange, any future loans to the Subsidiary under its previous commitment, the Credit Agreement or otherwise. This determination was based on, among other factors, the fact that the material adverse change condition in the Credit Agreement for additional advances is not currently satisfied in view of the downturn in the telecommunications industry and the resulting decline in the Subsidiary's prospects and financial condition. However, KLTT subsequently provided an additional loan to the

Subsidiary on July 26, 2001, of $5.5 million at 9.5% interest due
February 2002 (the "July Loan"), that is secured, to the extent permitted by law or agreement, by all of the Subsidiary's equipment.

KLTT subsequently provided an additional loan facility to the Subsidiary on September 25, 2001 of up to $5.0 million at 9.5% interest due February 2002 (the "September Loan"), that is secured, to the extent permitted by law or agreement, by all of the Subsidiary's assets. Future advances under the September Loan are subject to the Subsidiary satisfying specified conditions relating to, among other things, the Subsidiary's revenue, EBITDA and capital expenditures. No assurance can be given that the Subsidiary will be able to satisfy the conditions to future advances under the September Loan. As of September 30, 2001, the Subsidiary had borrowed $1.5 million of the $5.0 million made available under the September Loan, and $44.5 million made available under the Credit Agreement and the July Loan from KLTT for a total of $46.0 million as of September 30, 2001.

The accompanying consolidated financial statements and financial information has been prepared assuming that the Company will continue as a going concern. As a result of cumulative losses and negative cash flow to date the Company may have insufficient liquidity to meet its needs for continuing operations and meeting its obligations as they come due. As a result DTI is dependent upon KLTT's continued funding of the Subsidiary to enable the Subsidiary to operate and execute its refocused business plan.
The Subsidiary continues to evaluate means to enhance its business by focusing primarily on connectivity in secondary and tertiary markets in a five-state region and by utilizing the significant metropolitan fiber assets that it has in its current regional network to provide selected metro access services, including high bandwidth services over an Ethernet based network targeted at enterprise customers (i.e., Gigabit Ethernet services). The Company is also actively exploring its strategic alternatives to address these developments which include a merger, sale of assets, bankruptcy and all other types of recapitalization. Moreover, KLTT has indicated that it will not consider providing additional funding to the Company unless KLTT determines, in its sole judgment, that sufficient progress has been made in connection with the Company's implementation of such strategic alternatives. Consequently, absent additional funding, there is doubt about DTI's ability to continue as a going concern. Additionally, there can be no assurance that DTI will be successful in any of the above mentioned actions or plans in a timely basis or on terms that are acceptable to it and within the restrictions of its existing financing arrangements, or at all.

The Company anticipates its capital expenditure priorities during the balance of calendar 2001 will be focused principally on connectivity in secondary and tertiary markets in a five-state region and its' Gigabit Ethernet service. The Company estimates that the total additional cash funding requirements of the Company subsequent to September 30, 2001, necessary to implement its' refocused and downsized business plan, and to fund existing commitments and payables, will be approximately $28 million over the next 15 months. In the event the Company does not meet its projections under the its' refocused business plan, or elects to modify the plan, the Company also may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures, debt service requirements, contractual commitments and judgments to the extent they may occur, if at all. These needs could require significant additional capital not included in the foregoing estimated capital requirements.

Because of the downturn in the telecommunication industry, an impairment analysis was performed on the Company's June 30, 2001, assets in accordance with FASB 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that thecarrying amount of an asset may not be recoverable. Based upon current business strategies the analysis indicated there was no impairment as defined in FASB 121.

In November 1999, the Company entered into an IRU agreement with Adelphia Business Solutions ("ABS") for over 4000 route miles on DTI's network initially valued at between $27 to $42 million to DTI depending on the number of options for additional routes of fiber strands exercised by the parties. ABS paid $10 million in advance cash payments under the terms of the Agreement. In August 2000, ABS cancelled five routes or portions thereof, which will result in approximately $4.2 million in reduced future cash collections under the Agreement, plus the repayment to ABS of approximately $1.6 million previously paid to DTI by ABS, which was repaid in September 2000. In addition to providing for certain rights to cancel delivery of route segments not delivered to ABS by agreed upon dates, the Agreement also provides for monthly financial credits for late deliveries. In January, 2001, the Company reached an agreement with ABS to amend the Agreement between the parties. Under the terms of the Amendment, all credits accruing to ABS as a result of the Company's failure to deliver routes by the contractual due dates ceased as of December 31, 2000. In addition, the Amendment allowed ABS to terminate four additional routes or portions thereof. The route cancellations will not require the repayment to ABS of any prepayments received by the Company for those cancelled routes. Those prepayments will be credited against amounts owed to the Company when the remaining routes are accepted by ABS. ABS will be allowed to defer payment for all accepted routes until January 2002. The amounts payable to DTI upon route delivery will accrue interest at 11% from the actual dates of delivery of the routes until their acceptance in January 2002, or their earlier acceptance at the option of ABS. In September, 2001, ABS elected to terminate three additional routes as provided in the Amendment. Additionally, ABS has provided termination notice on portions of two routes that previously were delivered to and accepted by ABS. The Company believes that ABS's termination notice is subject to challenge and is in the process of reviewing its available options. As of September 30, 2001, the Company has recorded a receivable of $3.6 million related to the delivery of various routes under this agreement that is due according to the terms of the agreement, as amended, in January 2002.

In September 2001, the Company settled a swap agreement under which both DTI and the counterparty had not delivered their respective routes by the contracted due date. The counterparty to the swap agreement had delivered both of its routes and DTI had delivered one of its two routes. Pursuant to the settlement agreement reached both the counterparty and DTI have netted all future cash payments due under the original agreement. Both parties have also substantially delivered all routes due under the terms of the original agreement. As a result of the settlement of this swap agreement, the Company wrote-off $0.5 million in related payables as of September 2001 and will experience reduced future expenditures by approximately $0.2 million per month over the next twenty years.

DTI has a swap agreement with a counterparty under which both DTI and the counterparty did not deliver their respective routes by the contracted due date. DTI and the counterparty are in the process of reviewing the agreement regarding the late delivery by both parties.

In another swap agreement, if DTI does not settle an obligation by providing the counterparty with additional DTI fiber acceptable to that party by December 31, 2001, DTI may be required to pay an additional $7 million in cash to the counterparty. Additionally, DTI has notified the counterparty of its' intent to terminate one of the routes it was to receive under the swap agreement as a result of the counterparties failure to deliver timely and accurate route drawings. If effectuated, the termination would limit any amounts due the counterparty from DTI. The counterparty disputes

DTI's right to request such termination and both parties are currently in discussions in attempts to resolve the matter.

DTI also has a swap agreement in which the counterparty has delivered their respective fibers but DTI is still in the process of delivering its fibers. DTI had previously purchased some fibers from this same counterparty in 1998, however, this counterparty was late in the delivery of these other fibers. DTI had sent a termination notice to the counterparty related to these fibers resulting in a reduction in the amount owed to the counterparty of $6.5 million and a request for the refund of a $1.6 million deposit, however, the counterparty is disputing this termination notice. DTI and the counterparty are in the process of reviewing all the related agreements regarding the late delivery by both parties.

An agreement dating back to October 1994, between AmerenUE and DTI requires DTI to construct a fiber optic network linking AmerenUE's 86 sites throughout the states of Missouri and Illinois in return for cash payments to DTI and the use of various rights-of-way including downtown St. Louis. As of September 30, 2001, DTI had completed approximately 86% of the sites required for AmerenUE and expects to complete all such construction by the end of the first quarter 2002. AmerenUE has set off against amounts payable to DTI up to $48,000 per month as damages under DTI's contract with them due to DTI's failure to meet certain construction deadlines, and AmerenUE has reserved its rights to seek other remedies under the contract which could potentially include reclamation of the rights-of-way granted to DTI. DTI is behind schedule with respect to such contract. Upon completion and turn-up of services, AmerenUE is contractually required to pay DTI a remaining lump sum expected to be approximately $1.3 million for their telecommunications services over DTI's network.

On February 23, 1998, the Company completed the issuance and sale of the Senior Discount Notes, from which the Company received proceeds, net of underwriting discounts and expenses, totaling approximately $265 million. As a result of the completion of the Company's tender offer for its Senior Discount Notes on February 1, 2001, the amount of Senior Discount Notes has been reduced by
50.4 percent and certain changes have been made to the indenture including expanding the Company's allowable secured borrowings by an additional $194 million to a total of $294 million, permitting the tender offer indebtedness, and permitting the acquisition of any or all of the Senior Discount Notes at any time. These changes permitted the tender offer financing and credit facility to be secured by the assets and stock of the Company and its subsidiaries. The Company has used the net proceeds (i) to fund additional capital expenditures required for the completion of our network, (ii) to expand the management, operations and sales and marketing infrastructure and (iii) for additional working capital and other general corporate purposes. The Company may incur significant and possibly increasing operating losses and expects to generate negative net cash flows after capital expenditures during at least the next year as the Company continues to invest substantial funds to develop and expand its telecommunications services and customer base.

Subject to the Indenture provisions that limit restrictions on the ability of any of the Company's Restricted Subsidiaries to pay dividends and make other payments to the Company, future debt instruments of the Subsidiary may impose significant restrictions that may affect, among other things, the ability of the Subsidiary to pay dividends or make loans, advances or other distributions to us. The ability of the Subsidiary to pay dividends and make other distributions also will be subject to, among other things, applicable state laws and regulations. Although the Senior Discount Notes do not require cash interest payments until September 1, 2003, at such time the Senior Discount Notes will require annual cash interest payments of approximately $31 million, after giving effect to the repurchase of the Senior
Discount Notes. In addition, the Senior Discount Notes mature on March 1, 2008. The Company currently expects that the earnings and cash flow, if any, of the Subsidiary will be retained and used by the Subsidiary in its operations, including servicing its own debt obligations. The Company does not anticipate that it will receive any material distributions from the Subsidiary prior to September 1, 2003. Even if the Company determines to pay a dividend on or make a distribution in respect of the capital stock of the Subsidiary, there can be no assurance that the Subsidiary will generate sufficient cash flow to pay such a dividend or distribute such funds to the Company or that applicable state law and contractual restrictions, including negative covenants contained in any future debt instruments of the Subsidiary, will permit such dividends or distributions. The failure of the Subsidiary to pay or to generate sufficient earnings or cash flow to distribute any cash dividends or make any loans, advances or other payments of funds to the Company would have a material adverse effect on the Company's ability to meet its obligations on the Senior Discount Notes. Further, there can be no assurance that the Company will have available, or will be able to acquire from alternative sources of financing, funds sufficient to repurchase the Senior Discount Notes in the event of a Change of Control as defined in the Indenture. Accordingly, if the Company cannot achieve operating profitability or positive cash flows from operating activities, the Company may not be able to service the Senior Discount Notes or to meet the Company's other debt service or working capital requirements, which would have a material adverse effect on the Company.

Forward Looking Statements

Certain statements throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially from those expressed or implied by the forward looking statements. These statements describe our attempt to predict future events. We use the words "believe," "anticipate," "expect," "will" and "estimated completion" similar expressions to identify forward-looking statements. You should be aware that these forward-looking statements are subject to a number of risks, assumptions, and uncertainties, such as:

- Risks associated with our capital requirements and existing debt;
- Risks associated with increasing competition in the telecommunications industry, including industry over-capacity and declining prices;
- Changes in laws and regulations that govern the telecommunications industry;
-    Risks related to obtaining significant revenue increases;
- Risks related to continuing our business plan without delays, including the need to obtain permits and rights-of-way and performance penalties for failure to meet delivery deadlines; and
- Other risks discussed in the Company's Form 10K under "Risk Factors" filed with the Securities and Exchange Commission for the period ended December 31, 2000.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK.

As of September 30, 2001, the Company had $206.9 million of 12 1/2% Senior Discount Notes, due 2008, $46.0 million under other credit facilities from KLTT and a $94 million demand loan from KLTT. The Company's short-term and long-term obligations are principally fixed interest rate, and as a result, the Company is less sensitive to market rate fluctuations. The Company currently does not use derivative financial instruments to manage its interest rate risk and has no cash flow exposure due to general interest rate changes for its fixed interest rate long-tem debt.

All of the Company's revenue is derived from domestic operations, so risk related to foreign currency exchange rates is considered minimal.

                    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In September 2001, a group of nine land owners filed suit in Macon County Court, Illinois seeking damages of $523,000, plus punitive damages in the same amount and costs. These suits arose out of the Company's alleged failure to obtain all of the necessary rights-of-way from these landowners on a segment of DTI's constructed network in Illinois. The Company does not have any IRU customers on this segment and does not currently intend to light this segment in the near term in view of its more focused business plan. The Company has also secured an alternate route that does not cross these plaintiffs' lands. Further, the Company believes it can exercise condemnation powers as a state utility to obtain these rights for fair compensation in the event that it is determined that additional rights-of-way are needed on this segment or other segments in Illinois. Two landowners in Tennessee have also filed suit against the Company, asserting that the Company did not obtain all of the necessary rights-of-way from the plaintiffs and seeking damages of $143,000.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 10-Q:

(a)     Exhibits

10.39   Credit  Agreement between Digital Teleport, Inc. and KLT
        Telecom Inc. dated September 25, 2001 filed herewith.

10.40   Security Agreement between Digital Teleport, Inc. and KLT
        Telecom Inc. dated September 25, 2001 filed herewith.

10.41   Tax Allocation Agreement between Digital Teleport, Inc.
        and Great Plains Energy and Subsidiaries dated October 1,
        2001 filed herewith.

(b)  Reports on Form 8-K

During third-quarter 2001, the Company filed the following current reports on Form 8-K:

(1)   Form  8-K  Filed July 25, 2001 was filed pursuant to Item 5
      (Other Events).

(2)   Form 8-K Filed September 25, 2001 was filed pursuant to Item 5
      (Other Events).

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           DTI HOLDINGS, INC.

Date:  November 8, 2001    /S/Gary W. Douglass
                           Gary W. Douglass, Senior Vice President
                           Finance and Administration and
                           Chief Financial Officer (Principal
                           Financial and Accounting Officer)